Form 10-K
period 1993-12-31
PARK COMMUNICATIONS INC
filed 1994-03-31
CIK 726957

       10-K
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended    December 31, 1993
                           ---------------------------------------
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
                               -------------------     ----------------------
Commission file number       0-12743
                       ------------------------
                            PARK COMMUNICATIONS, INC.
              ----------------------------------------------------------
              (Exact name of the registrant as specified in its charter)
         Delaware                                16-0986694
- -------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

          Terrace Hill, Ithaca, NY                                 14850
- ------------------------------------------                      --------------
 (Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code  (607)  272-9020
                                                   ---------------------
Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on
     Title of each class                          which registered
           None
- ---------------------------------------          -----------------------------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock - Par Value $.16 2/3 Per Share
                    -------------------------------------------
                                 (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [XX]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---
     As of March 1, 1994, the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $43,087,987.

     As of March 1, 1994, 20,712,159 shares of common stock, $.16 2/3 par value, were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for year ended
  December 31, 1993                                    Part I, II, IV
Proxy Statement for Annual Meeting of Stockholders
  to be held May 3, 1994                               Part I and III

                            FORM 10-K ANNUAL REPORT - 1993

                    PARK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 TABLE OF CONTENTS


                                      PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2- 9
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .10-11
Item 4.   Submission of Matters to a Vote of Security Holders. . Not Applicable
Executive Officers of the Company. . . . . . . . . . . . . . . . . . . . .11-12


                                      PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters. . . . . . . . . . . . . . . . . . . . .12-13
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . .13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . .13
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . .13
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . Not applicable


                                     PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .14
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 13.  Certain Relationships and Related Transactions . . . . . . . . .14


                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .14-20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                                      PART I
Item 1. Business
- ----------------
     Park Communications, Inc., as of March 1, 1994 owns and operates through its subsidiaries nine television stations, eleven AM and eleven FM radio stations, 30 daily newspapers, 17 Sunday newspapers, 29 non-daily newspapers and 48 non-daily controlled distribution publications. Its operations are located in 21 states. The Company, in 1977, became the first to own 21 broadcasting licenses, the maximum then allowed by law.

     As used herein "Company" means Park Communications, Inc., its Subsidiaries and Predecessors unless the context otherwise requires.

     The Company was incorporated in Delaware in 1971, as the holding and management company for various communications properties acquired by companies owned by Roy H. Park. Prior to October 26, 1983, the Company was wholly owned by Mr. Park. On that date a public offering of 2,219,625 shares (retroactively adjusted for stock splits) of the Company's Common Stock was made, or 10.7% of the total shares presently outstanding. Roy H. Park died October 25, 1993. At the time of his death, Mr. Park was the Company's Chairman of the Board of Directors and Chief Executive Officer, and the owner of approximately 89.7% of the Company's outstanding Common Stock. His widow, Dorothy D. Park, as Personal Representative of the Estate of Roy H. Park, controls those shares of Common Stock formerly owned by him. On March 25, 1994, at a Special Meeting of the Company's Board of Directors, Mrs. Park, in her capacity as Personal Representative of the Estate, informed the Company of the Estate's decision to sell the Estate-held shares of the Company. In response to this announcement, the Board voted to seek a sale of the entire Company. It is intended that such a sale be accomplished by selling the Company's outstanding Common Stock (including all of the Estate-held shares) to a third party. However, there is no guarantee that such a sale will be achieved. An alternative method for selling the Company would be selling the Company's assets to one or more purchasers (e.g., selling one or more divisions of the Company or particular properties). Pursuit of either of these alternatives could possibly result in, among other things, a change in control of the Company, a restructuring of the Company, a business combination (e.g., merger), or a decrease in the size of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" (pages 14-15) of the Company's Annual Report filed as Exhibit 13.1 hereto and incorporated herein by reference. At a meeting of the Company's Board of Directors in November, 1993, Mrs. Park was elected Chairman of the Board of Directors of the Company. See the information under the caption "Ownership By Certain Beneficial Owners of More Than 5% of Common Stock" (page 4) incorporated herein by reference to the Company's Proxy statement dated March 30, 1994 (see Exhibit
22.1 hereto).

     The Company has increased its ownership of communications properties by means of acquisitions. The first television acquisition by a Park company was station WNCT-TV in Greenville, North Carolina in 1962. The first Park radio operations were WNCT-AM, acquired in 1963, and WNCT-FM, put on the air in 1963, both also in Greenville, North Carolina. The first Park newspaper acquisition was the Daily Sun, located in Warner Robins, Georgia, in 1972.

     In every year since 1977, when it reached the then applicable legal ownership limit of 21 television and radio broadcast licenses, the Company has made one or more newspaper acquisitions, with the exceptions of 1990 and 1993. In December, 1993, the Company sold 33 of its smaller publications in 13 communities in 9 states. Included were 11 dailies (four with Sunday editions), 7 paid weeklies, 13 free-distribution shoppers and 2 monthlies. The dailies had a combined circulation of 37,675, each with less than 6,000 paid circulation. The sale of these publications will allow the Company to focus its resources on larger publications.

      In November, 1993, the Company purchased its ninth television station, KALB-TV in Alexandria, Louisiana, a VHF station affiliated with the NBC network. See "Business-Federal Regulation of Television and Radio Broadcasting" on pages 5-8 of this report.

     Any future acquisitions may be financed from a variety of sources, including subordinated debt issued to sellers, current cash flow from operations, bank borrowings and the Company's available cash. The Company does not presently contemplate issuing any Common Stock in connection with future acquisitions, although it may do so depending on future circumstances.

     The Company's industry segments are television broadcasting, radio broadcasting and newspaper publishing. Financial information for these segments is incorporated herein by reference to Note 7 under the caption "Notes to Consolidated Financial Statements" (pages 24-25) of the Company's 1993 Annual Report filed as Exhibit 13.1 hereto.

                              TELEVISION BROADCASTING

     The Company owns and operates six VHF and three UHF television stations. A listing of the television stations, their network affiliations and the markets they serve is incorporated herein by reference to the information under the caption "Operating Units of Park Communications, Inc." (page 6) of the Company's 1993 Annual Report filed as Exhibit 13.1 hereto.

     All nine of the Company's stations are affiliated with national television networks under standard two-year contracts and each has been affiliated with the same network continuously since its acquisition by the Company. A network contract is typically continued for successive two-year terms, unless the Company or the network exercises its respective right thereunder to cancel such contract.

     Under standard network contracts, networks offer to affiliated stations a variety of sponsored and unsponsored programs which the affiliated stations must refuse before they can be offered to any other television station in the same market. Of approximately 152 hours of television broadcasting per week for each of the Company's stations, approximately 95 hours are network programs. When not carrying network programs, the Company's stations broadcast programs produced by the station (most of which are news and public affair programs) and programs such as movies or syndicated programs acquired from independent sources.

     The principal source of television revenue for the Company is the sale of time to advertisers. Advertising is sold in time increments and is priced on the basis of a station's audience ratings. The ratings of a local station affiliated with a national television network can be affected by the network's programming. A time sale may involve all or part of a program, or spot announcements within or between programs.

COMPETITION--TELEVISION BROADCASTING

     The Company's television stations compete for revenues with other advertising media such as newspapers and magazines distributed within their broadcasting area, other television and radio stations serving the same or nearby areas and billboard advertising. Other sources of present and potential competition include CATV, pay cable, Multichannel Multipoint Distribution Service ("MMDS" or "Wireless Cable"), video cassette recordings, satellite-to-home broadcasting (including Direct Broadcast Satellite or "DBS" service), Local Multipoint Distribution Service ("LMDS"), low-power television, and the participation of telephone companies in the provision of "video dialtone" transmission service for the delivery of video programming by wire.

     On December 17, 1993, two parties with DBS authorizations, Hughes Communications Galaxy, Inc. ("Hughes"), and United States Satellite Broadcasting Company jointly launched a new high-powered satellite with 16 transponders from which they can provide approximately 150 video channels of DBS service to the entire country. Service is expected to begin sometime during the first half of 1994. Hughes also expects to launch a second 16 transponder DBS satellite in late spring 1994. There are 7 other companies with DBS authorizations but which have not yet launched their proposed satellites. The Company cannot predict the competitive effect of DBS operations on the terrestrial television broadcast industry in general or the Company's operations in particular.

     The Company's television broadcasting operations are dependent on a number of factors, including the general strength of the economy, population growth, overall advertising revenues, ability to provide attractive programming, ratings, relative efficiency compared to other advertising media, technological capabilities and governmental regulations and policies.

                                RADIO BROADCASTING

     The Company owns and operates eleven AM and eleven FM radio stations in eleven markets in eleven states. A listing of the radio stations and the markets they serve is incorporated herein by reference to the information under the caption "Operating Units of Park Communications, Inc." (page 6) of the Company's 1993 Annual Report filed as Exhibit 13.1 hereto.

     The Company's radio stations employ various formats for their programming. The Company creates its own formats and purchases formats from various outside sources. The formats are adapted to the characteristics of each market.

     Substantially all of the Company's radio broadcasting revenues are derived from advertising.

COMPETITION--RADIO BROADCASTING

     The Company's radio stations compete for revenues with other advertising media such as newspapers and magazines distributed within their broadcasting area, other radio and television stations serving the same or nearby areas and billboard advertising. In addition, currently pending are proceedings in which the FCC is examining alternatives for the possible implementation of digital audio radio services ("DARS"). DARS systems potentially could allow delivery of audio signals with fidelity comparable to compact discs. In a rulemaking proceeding, the FCC is considering a proposed spectrum allocation for satellite DARS. There also are four applications on file at the FCC for satellite DARS licenses. Further, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals. As is the case with television, the Company's radio broadcasting operations are dependent on a number of factors, including the general strength of the economy, population growth, overall advertising revenues, an ability to provide attractive programming, ratings, relative efficiency compared to other advertising media, technological capabilities and governmental regulations and policies.

              FEDERAL REGULATION OF TELEVISION AND RADIO BROADCASTING

     The Company's television and radio broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Act"). Under authority of the Act, the FCC, among other things, assigns frequency bands for broadcasting; determines the particular frequencies, location and power of stations; issues, renews, revokes and modifies station licenses and related authorizations; regulates equipment used by stations; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operation and profitability of broadcast stations. For example, the FCC has imposed limitations on the amount of commercialization of television programs produced for children ages 12 and under, and recently increased the penalties to be imposed on stations for non-compliance with the FCC's equal employment opportunity policies.

LIMITATIONS ON OWNERSHIP OF THE COMPANY'S STOCK AND OTHER MATTERS

     The Act prohibits the assignment or transfer of broadcasting licenses, including the transfer of control of any corporation holding such licenses, without the prior approval of the FCC. The Act also would prohibit the Company from continuing to control broadcast licenses if, in the absence of FCC approval, any officer or more than one-fourth of the directors were aliens, or if more than one-fourth of the Company's capital stock were acquired or voted directly or indirectly by alien individuals, corporations, or governments, or if the Company otherwise fell under alien influence or control in a manner determined by the FCC to be contrary to the public interest.

     Since the number of AM,FM and TV broadcast stations is limited by FCC rules, any purchaser of the Company's Common Stock who currently has an interest in one or more AM, FM or TV stations, attributable to such person under the FCC rules, could possibly violate those rules if that person were to acquire an interest in the Company that resulted in the attribution of the Company's broadcast holdings to the stockholder. Generally speaking broadcast holdings are attributed to (a) any officer, director, partner or joint venturer of a broadcast licensee, or to an individual licensee; and (b) a stockholder with 5% or greater stock interest in a broadcast licensee provided, however, that if the stockholder is a mutual fund, bank trust department, insurance company or other qualifying investment entity, a 10% or greater interest results in attribution to the stockholder. The FCC is considering increasing the levels of ownership interest in a broadcast station that will be treated as "attributable" to the holder for purposes of the FCC's multiple ownership rules.

     In addition, if the purchaser of the Company's Common Stock has an attributable interest in either a cable television company or daily newspaper and acquires an attributable interest in the Company, violation of FCC rules could result, depending upon the location of the cable system or daily newspaper in relation to the broadcast stations controlled by the Company.

     Roy H. Park, the sole majority shareholder of the Company, died on October 25, 1993. See the discussion under "Item 1. Business" (page 2) above. An application reflecting the transfer control of the Company to Mr. Park's widow, Dorothy D. Park, as Personal Representative of the Estate of Roy H. Park, has been submitted to and approved by the FCC. As noted above under "Item 1. Business," the Company's Board has voted to seek a sale of the entire Company. It is intended that such a sale be accomplished by selling the Company's outstanding common stock (including all of the Estate-held shares) to a third party. However, there is no guarantee that such a sale will be achieved. An alternative method for selling the Company would be selling the Company's assets to one or more purchasers (e.g., selling one or more divisions or particular properties). Any such transactions which affect the control of television and radio stations owned by the Company will be subject to prior FCC consent.

BROADCAST LICENSES

     Broadcast licenses are granted for specific periods of time, and upon application, are renewable for additional terms. If a competing application is filed, or if a substantial and material question of fact is raised, or if for any reason the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, the FCC is required to hold a hearing on the renewal application. Petitions to deny license renewals and other applications are authorized to be filed against licensees and applicants. Such petitions can be used by interested parties, including members of the public, to raise issues before the FCC. Seven of the Company's nine television broadcast stations have been granted renewal of their broadcast licenses for
five year terms.   An application to renew the license for WUTR-TV, Utica, New
York was filed on February 1, 1994 and remains pending. The application for renewal of the license of the Company's television station in Birmingham, WBMG-TV, is pending before the FCC awaiting disposition of a petition to deny filed by the NAACP, alleging violations of the FCC's policies regarding hiring of minorities. Management believes that the Birmingham station license ultimately will be renewed. Twenty of the Company's 22 radio broadcast stations have been granted renewal of their broadcast licenses for seven year terms. The licenses for KEZX AM/FM, Seattle, Washington, following FCC determination of shortfalls in the stations' equal employment opportunity ("EEO") plan, recently were renewed for a short term period ending February 1, 1995, in order to facilitate FCC monitoring of the stations' EEO program. The renewals also were conditioned on the submission of annual reports to the FCC describing the stations' affirmative action efforts.

LIMITATION ON ACQUISITIONS

     Under FCC rules, limits are placed on an applicant's ownership, operation or control of television and radio broadcast stations, and the transferability of such licenses and facilities is restricted. Currently, one entity may have an attributable interest in 12 television stations nationwide. As to radio station ownership, one entity may have an attributable interest in 18 AM and 18 FM stations nationwide. The national caps for radio station ownership will increase to 20 AM and 20 FM stations on September 16, 1994. Local limits vary according to market size, and in some circumstances, market share. In markets with 14 or fewer stations, one entity may own up to three stations, with no more than two in the same service, and only if the number of commonly owned stations is less than 50% of the total number of stations in the market. In markets with 15 or more stations, one entity may own up to 4 stations with no more than 2 in the same service, as long as the total combined audience share is less than 25% of the market. The Company owns no more than one station in each service in each of its markets. Accordingly, assuming compliance with the restrictions on market share and compliance with other ownership limitations, the Company would be qualified under this rule to acquire additional radio stations in its existing markets.

     FCC rules also place certain limits on common ownership, operation and other interests in (a) television and radio broadcast stations serving the same area ("one to a market" rule), (b) broadcast stations and newspapers serving the same area, and (c) television broadcast stations and cable systems serving the same area.

     FCC rules affect the number, type and location of newspaper, broadcast and cable properties that the Company might acquire in the future. Under current rules, the Company might not be permitted to acquire any daily newspapers or broadcast or cable television properties (other than LPTV) in a market in which it now owns one or more FCC regulated properties. These rules do not require any change in the Company's present ownership of newspapers and broadcast stations.

POSSIBLE NEW REGULATORY AND TECHNOLOGICAL DEVELOPMENTS, AND NEW LEGISLATION

     The Congress and the FCC have under consideration and may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company's broadcast properties. Such matters include, for example, a review by the FCC of its limitations on television ownership, as noted above. Also, under re-examination is the license renewal process, including the legitimate renewal expectancy of an incumbent broadcast licensee as well as the standards to be applied to both contested and non-contested renewal applications and the adverse weight, if any, to be given to multi-station or multi-media or other communications ownership interests. Also various programming and advertising questions and licensee employment practices are being considered. In addition, the economic position and practices of the major television networks vis-a-vis program producers, distributors and affiliated stations are current matters of controversy. Other matters which could affect the Company's broadcast properties include: technological innovations, including development of standards for high definition television production and broadcasting (HDTV) and digital audio broadcasting (DAB), affecting the mass communications industry; regulations governing satellite-to-home broadcasting; technical and allocations matters such as the allocation of channels for additional radio and television broadcast stations, including low-power and television translator stations, which could cause electrical interference to and loss of audience and revenues for existing broadcast stations; and the provision of MMDS services, and potentially LMDS, that may provide television programming in competition with the Company's operations. The Company cannot predict the outcome or effect of these various matters. However, they could affect the Company's revenues and profits from broadcasting, either adversely or favorably.

     On December 4, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (the "Act") reregulating the cable industry became effective. In addition to imposing regulation of rates charged to cable subscribers, the new cable law imposes certain restrictions and obligations on the carriage of television signals by cable operators. The signal carriage, or "must carry," provisions of the Act require cable operators to carry the signals of qualified local commercial and non-commercial television stations and certain low power television stations. The Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming providers from carrying broadcast station signals without obtaining their consent in certain circumstances. Every three years, television broadcasters must make a choice between whether to proceed under the must carry rules or whether to waive that right to mandatory, but uncompensated, carriage and instead negotiate a grant of retransmission consent permitting the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. A challenge to the validity of the FCC's must carry rules currently is pending before the United States Supreme Court. Federal courts of appeals previously have declared former versions of must carry provisions to be unconstitutional.

     The Act also codified the FCC's existing EEO regulations and reporting forms used by television broadcast stations. In addition, pursuant to the Act's requirements, the FCC has adopted new rules providing for a review of the EEO performance of each television station at the mid-point in its license term (in addition to a review at the time of renewal). Such a review will give the FCC an opportunity to inform the licensee of any improvements in recruiting practices that may be needed as a result of the review. See the discussion under the caption "Broadcast Licenses" on page 6 above.

     Pursuant to the United States FY 1994 Budget Reconciliation act, broadcast stations (as well as other spectrum users) will be required to pay to the federal government a fee for use of the broadcast spectrum. Fees will range from $200 - $900 for radio stations and from $4,000 - $18,000 for television stations. The FCC has announced that it will begin collecting the fees after April 1, 1994, and is expected to begin a rulemaking proceeding soon to develop regulations under which the fees will be assessed. Imposition of these fees will not have a material effect on the Company.

                               NEWSPAPER PUBLISHING

     The Company publishes paid circulation newspapers, both daily and non-daily, as well as controlled distribution publications ("shoppers"). A listing of the Company's newspaper and advertising publications owned as of March 1, 1994 and the communities in which they are published, is herein incorporated by reference to information under the caption "Operating Units of Park Communications, Inc." (pages 6-7) of the Company's 1993 Annual Report filed as
Exhibit 13.1 hereto.

     Daily newspapers are published in 30 markets in 12 states, and Sunday newspapers are published in 17 markets in 8 states. The Company's dailies are the only dailies of general circulation published in each of their respective cities or towns, which are generally areas of small or medium populations. However, other dailies published in adjacent or nearby locations also are generally circulated in some of these markets. Each daily newspaper maintains separate news reporting and editorial staffs.

     Non-daily newspapers are published one or more times per week. Non-dailies are published in 29 markets in 8 states. Many of the markets where non-dailies are published are too small to support a daily newspaper. In almost all cases, such markets are close to cities where the Company publishes daily newspapers.

     Shoppers are generally distributed free, on a weekly basis. They contain certain local and classified advertising with little originally produced news or editorial comment. The Company publishes shoppers in many of the markets where it also publishes daily or non-daily newspapers. Shoppers typically are distributed to non-subscribers of a Company daily or non-daily newspaper and allow the Company to cover an entire market with advertising contained in its publications.

     In December, 1993, the Company sold 33 of its smaller publications in 13 communities in 9 states. Included were 11 dailies (4 with Sunday editions), 7 paid weeklies, 13 free-distribution shoppers and 2 monthlies. The dailies had a combined circulation of 37,675, each with less than 6,000 paid circulation. The sale of these publications will allow the Company to focus its resources on larger publications.

     The Company's daily and non-daily newspapers are published primarily for home delivery and are generally sold by independent carriers and circulation dealers. The Company's shoppers are distributed free of charge, by various delivery methods, including third-class mail.

     All publications are produced using photocomposition technology and printed using an offset method. Automated text editing and classified advertising systems are in operation at all of the newspapers.

     The basic raw material of publishing operations is newsprint. The Company purchases newsprint under contract with 18 suppliers in the United States and Canada, the 5 largest of which provide approximately 93% of the tonnage used by the Company. In accordance with the industry practice the Company's newsprint contracts generally have one-year terms and provide for tonnage at prices determined from time to time by the suppliers. The Company believes that its newsprint sources of supply under existing arrangements are adequate and that there are adequate alternative sources of supply.

     Substantially all of the Company's publishing revenues are derived from advertising and circulation.

     Advertising rates and rate structures vary among the publications and are based, among other things, on circulation and type of advertising (whether classified, national or retail). Substantially all of the total publication advertising revenues are derived from local retailers and classified advertisers.

COMPETITION--NEWSPAPERS

     While the Company's daily newspapers are the only daily newspapers of general circulation published in their respective cities or towns, each of these publications competes in varying degrees with other newspapers having a regional or national circulation as well as with magazines, radio, television and other advertising media. In addition, certain of the Company's daily newspapers compete within their own markets with other daily newspapers of general circulation published in adjacent or nearby cities and towns. There are no local television stations in any of the Company's 30 daily newspaper markets. Most of the Company's non-daily newspapers and shoppers also compete with other advertising media in their respective markets.

                                     EMPLOYEES

     The Company currently employs approximately 2,140 full-time persons, of whom 590 are in its television operations, 1,300 are in its newspaper operations and 250 are in its radio operations. Two broadcasting operations have a total of approximately 16 full-time employees represented by unions. The Company has never experienced a strike or work stoppage, and believes it has good relations with its employees.

Item 2. Properties
- --------------------
     The Company uses equipment, buildings and land at each of the locations listed under the caption "Operating Units of Park Communications, Inc." (pages 6-7) incorporated herein by reference to the Company's 1993 Annual Report filed as Exhibit 13.1 hereto. See also the information under "Certain Transactions" (page 15) of the Company's Proxy Statement dated March 30, 1994, incorporated herein by reference (Exhibit 22.1 hereto). No one location's property is material to the Company's overall operations.

     The Company's television stations are located in offices and studio buildings of typically 8,000 square feet. Eight are owned and one is under a lease which expires in 1997. These stations transmit from antennas located on towers ranging from 840 feet to 2,300 feet above average terrain. Of the nine towers, the Company owns seven and leases two towers under leases expiring in 1997 and 2015.

     The Company's radio stations are typically located in 3,000 to 4,000 square foot offices and studio buildings. Of its eleven radio locations, seven are owned and four are leased under leases expiring in 1994, 1998, 1999 and 2001. Generally, the tower and antenna are located at a distance from the office and studio, to obtain a height advantage. The Company's radio station towers range from 150 feet to 2,000 feet above average terrain. Of 22 towers, the Company owns 17 towers and leases five towers under leases expiring in various years from 1994 through 2003.

     The Company's daily newspaper operations are typically housed in 10,000 square foot, one-story buildings. Of the 30 daily newspaper buildings, 22 are owned and 8 are leased under leases expiring in various years from 1996 through 2003. All of the Company's daily newspapers own their own printing presses, with the exception of one daily newspaper, which leases its press.

     The Company does not anticipate any material difficulties in renewing the leases referred to above. The Company believes that its properties are generally adequate for its operations, although opportunities to upgrade facilities are continuously reviewed.

Item 3. Legal Proceedings
- -------------------------
     As noted above under the caption "Broadcast Licenses", the Company's Birmingham television station's application for renewal of license currently is pending before the FCC awaiting disposition of petitions to deny filed by the NAACP and/or NBMC alleging violation of the FCC's policies regarding hiring of minorities. Management believes that the station's license ultimately will be renewed, without a material adverse effect on the Registrant's results of operations, financial condition, equity, liquidity and capital resources.

     On January 31, 1994, the licenses held by Roy H. Park Broadcasting of Washington, Inc. (a wholly owned subsidiary of the Company), to operate radio stations KEZX-AM and KEZX-FM, Seattle, Washington, were renewed for a short term period ending February 1, 1995, with the requirement that annual reports be submitted relating to the station's Equal Employment Opportunity Program. The NAACP filed with the FCC on January 2, 1991, a petition to deny the renewal of the FCC licenses to operate KEZX-AM and KEZX-FM. The petition was part of a filing initiated by the NAACP against Washington radio stations licensed to the Company's subsidiary and to other entities.

     The Company is not a party to any other lawsuit or proceeding, which in the opinion of management, is likely to have a material adverse effect on the Registrant's results of operations, financial condition, equity, liquidity and capital resources.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
     Not applicable.

Executive Officers of the Company
- ---------------------------------
     Certain information concerning the Executive Officers of the company is set forth below:

      NAME                      AGE                   POSITION
- -------------------------------------------------------------------------------
Dorothy D. Park                  81       Chairman of the Board of
                                          Directors and Secretary

Wright M. Thomas                 58       President, Chief Operating
                                          Officer, Treasurer, Assistant
                                          Secretary and Director

Jack E. Claiborne                62       Vice President - Assistant
                                          to the Chairman

W. Randall Odil                  51       Vice President - Television


Rick A. Prusator                 41       Vice President - Radio


Robert J. Rossi                  66       Vice President - Newspapers


Randel N. Stair                  43       Vice President - Controller
                                          and Assistant Secretary

     Dorothy D. Park has been Chairman of the Board since November, 1993 and has been Secretary of the Company and Director since 1971. Mrs. Park is also a Director, President and Secretary of RHP Incorporated. See the information under the caption "Certain Transactions" (page 15) herein incorporated by reference to the Company's Proxy Statement filed as Exhibit 22.1 hereto.

     Wright M. Thomas has been a Director since August, 1983 and has been with the Company since 1974. He has been President and Chief Operating Officer of the Company since July, 1987 and Treasurer and Assistant Secretary of the Company since August, 1983. He was Executive Vice President of the Company from April, 1986 to July, 1987. He was Senior Vice President - Finance of the Company from July, 1979 to April, 1986, and was Vice President-Finance of the Company from 1974-1979. Prior to that time, he was employed by INA Corporation and Coopers & Lybrand. Mr. Thomas is also a Director, Vice President and Assistant Secretary of RHP Incorporated. See the information under the caption "Certain Transactions" (page 15) herein incorporated by reference to the Company's Proxy Statement filed as Exhibit 22.1 hereto.

     Jack E. Claiborne has been Vice President - Assistant to the Chairman since October, 1990. Prior thereto, he was employed by The Charlotte Observer since 1955, where he was the Associate Editor from 1972 to September, 1990. From 1955 to 1972, he was employed in various editorial and reporting positions.

     W. Randall Odil has been Vice President - Television since October, 1986. From February, 1982 to October, 1986, he was Vice President and General Manager of the Company's WSLS-TV Station in Roanoke, Virginia. Prior thereto, he was employed by WBKO-TV in Bowling Green, Kentucky for 20 years in various positions, including Vice President - Sales/Station Manager from 1978 to February, 1982.

     Rick A. Prusator has been Vice President - Radio since August, 1991. From August, 1989 to August, 1991 he was Vice President of Park Broadcasting - Western Radio Division. He was Vice President and General Manager of the Company's WNAX-AM Station in Yankton, South Dakota, from February, 1985 to August, 1991. He was General Manager of KYNT/KKYA in Yankton, South Dakota, from 1984 to February, 1985. Prior thereto, he was employed by Leighton Enterprises, Inc from 1978 to December, 1983, and was its Vice President of Iowa operations from 1981 to December, 1983.

     Robert J. Rossi has been associated with the Company's newspaper publishing business since 1974. He was Vice President - Newspapers from 1974 through 1978 and was a consultant to the Company from 1978 through October, 1983. In October, 1983 he became General Manager and Editor of the Company's daily newspaper in Blytheville, Arkansas, and regional coordinator of the Company's Central Newspaper Division. In January, 1986, he rejoined the Company's central management group as Vice President - Newspapers.

     Randel N. Stair has been Vice President - Controller of the Company since 1980, Assistant Secretary since August, 1983 and Vice President - Controller of Park Newspapers, Inc., a subsidiary of the Company, since 1979. Prior thereto he was associated with Multimedia, Inc., since 1974, most recently as Assistant Corporate Controller.






                                      PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder
- ----------------------------------------------------------------------------
Matters
- -------
     The Company's Common Stock has traded in the over-the-counter market and has been quoted on NASDAQ (symbol PARC) since its initial public offering in October, 1983. On January 22, 1985, the Common Stock commenced trading in the NASDAQ National Market System. The latest trading price of the Company's Common Stock was $22 3/4 on March 28, 1994. The following table sets forth for the periods indicated and as reported by NASDAQ, the high and low sale prices of the Company's Common Stock in the NASDAQ National Market System.

Calendar Year                                High      Low
- ----------------                     -------------------------------
1993:
  First Quarter............................  20 1/4    17 1/4
  Second Quarter...........................  20 1/2    18
  Third Quarter............................  20        18
  Fourth Quarter...........................  24        19
1992:
  First Quarter............................  16        14
  Second Quarter...........................  16 3/4    15
  Third Quarter............................  18 1/4    15 3/4
  Fourth Quarter...........................  18 1/4    16 5/8

     The Company has never declared or paid any dividends and has no present intention of doing so. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, who will review such dividend policy from time to time.

     As of February 16, 1994, there were 522 holders of record of the Company's Common Stock.

Item 6. Selected Financial Data
- -------------------------------
     Incorporated herein by reference to the information under the caption "Selected Financial Data" (page 13) of the Company's 1993 Annual Report filed as Exhibit 13.1 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations
- -------------
     Incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 14-15) of the Company's 1993 Annual Report filed as Exhibit
13.1 hereto.

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------
     Financial statements are incorporated herein by reference to pages 15-25 of the Company's 1993 Annual Report filed as Exhibit 13.1 hereto.

     Supplementary data not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------
     Not Applicable.

                                     PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------
     Incorporated herein by reference to the information under the caption "Election of Directors" (pages 7-8) of the Company's Proxy Statement dated March 30, 1994 (see Exhibit 22.1 hereto). The information regarding Executive Officers is on pages 11 and 12 of this report.

Item 11. Executive Compensation
- -------------------------------
     Incorporated herein by reference to the information under the captions "Director's Meetings and Compensation" (page 10) and "Executive Compensation" (pages 10-14) of the Company's Proxy Statement dated March 30, 1994 (see
Exhibit 22.1 hereto), except as provided below. The registrant specifically is not required to and does not incorporate by reference the "Report of the Compensation Committee of the Board of Directors" and "Five-Year Total Stockholder Return" sections included in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------
     Incorporated herein by reference to the information under the captions "Ownership by Certain Beneficial Owners of More Than 5% of Common Stock" (page
4) and "Common Stock Owned by Directors and Officers as of February 1, 1994" (pages 5-6) of the Company's Proxy Statement dated March 30, 1994 (see Exhibit
22.1 hereto).

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------
     Incorporated herein by reference to the information under the caption "Certain Transactions" (page 15) of the Company's Proxy Statement dated March 30, 1994 (see Exhibit 22.1 hereto).

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------------------------------------------------------------------------
(a.) 1.  Financial Statements and Report of Independent Auditors
         incorporated herein by reference to the Company's 1993 Annual
         Report filed as Exhibit 13.1 hereto.
	                                                  Reference to Page
				                          Number in
                                                          1993 Annual Report
                                                          ---------------------
         Report of Independent Auditors on the Financial
            Statements                                          15
         Consolidated Balance Sheets as of December 31,
            1993 and 1992                                       16-17
         Consolidated Statements of Income and Retained
            Earnings for years ended December 31, 1993,
            1992 and 1991                                       18
         Consolidated Statements of Cash Flows
            for years ended December 31, 1993,
            1992 and 1991                                       19
         Notes to Consolidated Financial Statements             20-25

     2.  Financial Statement Schedules Included
           in this Annual Report on Form 10-K

             I - Marketable securities - other investments as
                 of December 31, 1993

          VIII - Valuation and qualifying accounts and reserves for the years ended December 31, 1993, 1992 and 1991

             X - Supplementary income statement information
                 for the years ended December 31, 1993, 1992
                 and 1991

         All other schedules are inapplicable and, therefore, have been omitted.


     3.  Exhibits

         3.1 - Certificate of Incorporation as Amended, filed as Exhibit 3.1 of the Company's Registration Statement on Form S-1 filed on September 1, 1983, File No. 2-86258 and incorporated herein by reference. Amendment to Certificate of Incorporation dated June 30, 1989 filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on March 29, 1993, File No.
               33-60238 and incorporated herein by reference.

         3.2 - By-laws dated October 13, 1971, filed as Exhibit 3.2 of the Company's Registration Statement on Form S-1 on September 1, 1983, File No. 2-86258 and incorporated herein by reference.

         4.1 - Certificate of Incorporation and By-laws (included in Exhibits
               3.1 and 3.2), filed as Exhibit 4.1 of the Company's Registration Statement on Form S-1 filed on September 1, 1983, File No. 2-86258 and incorporated herein by reference. Amendment to Certificate of Incorporation dated June 30, 1989 (included in
               Exhibit 3.1), filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on March 29, 1993, File No.
               33-60238 and incorporated herein by reference.

         4.2 - Form of Indenture, dated as of March 1, 1986, to Wachovia Bank and Trust Company, N.A., Trustee, filed as Exhibit 4.2 of the Company's Registration Statement on Form S-1 filed on February 26, 1986, File No. 33-3588 and incorporated herein by reference.

         4.3 - Form of Debenture, filed as Exhibit 4.3 of the Company's Registration Statement on Form S-1 (Amendment No. 1) filed on March 4, 1986, File No. 33-3588 and incorporated herein by reference.

         4.4 - Specimen of Common Stock certificate, filed as Exhibit 4.4 of the Company's Registration Statement on Form S-1 filed on February 26, 1986, File No. 33-3588 and incorporated herein by reference.

         4.5 - The Company hereby agrees to file upon request of the Securities and Exchange Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

        10.1 - Television broadcasting network affiliation agreements and consents to assignment to the Company or its subsidiaries of such agreements listed below, filed as Exhibit 10.1 (a) through
               (k) of the Company's Registration Statement on Form S-1 filed on September 1, 1983, File No. 2-86258 and incorporated herein by reference.

               (a) Contract for Affiliation between WNCT-TV in Greenville, NC and CBS

               (b) Consent to Assignment of WNCT-TV Affiliation to Roy H. Park Broadcasting, Inc.

               (c) Contract for Affiliation between WDEF-TV in Chattanooga, TN and CBS

               (d) Consent to Assignment of WDEF-TV Affiliation to Roy H. Park Broadcasting, Inc.

               (e) Contract for Affiliation between WJHL-TV in Johnson City, TN and CBS

               (f) Consent to Assignment of WJHL-TV Affiliation to Roy H. Park Broadcasting of the Tri-Cities, Inc.

               (g) Contract for Affiliation between Havens & Martin, Inc. in Richmond, VA and CBS

               (h) Consent to Assignment for WTVR-TV Affiliation to Roy H. Park Broadcasting of Virginia, Inc.

               (i) Contract for Affiliation between WUTR-TV in Utica, NY and ABC

               (j) Contract for Affiliation between WSLS-TV in Roanoke, VA and NBC

               (k) Contract for Affiliation between WBMG-TV in Birmingham, AL and CBS

        10.2 - Television broadcasting network affiliation agreement and consent to assignment to a subsidiary of the Company of such agreement listed below, filed as Exhibit 10.2 (a) through (b) of the Company's 1991 Annual Report on Form 10-K filed on March 13, 1992, File No. 0-12743 and incorporated herein by reference.

               (a) Contract for affiliation between WTVQ-TV in Lexington, KY and ABC

               (b) Consent to assignment of WTVQ-TV affiliation to Park Broadcasting of Kentucky, Inc.

        10.3 - Television broadcasting network affiliation agreement and consent to assignment to a subsidiary of the Company of such agreement listed below.

               (a) Contract for affiliation between KALB-TV in Alexandria, LA. and NBC.

               (b) Consent to assignment of KALB-TV affiliation to Park Broadcasting of Louisiana, Inc.

        10.4 - FCC television license renewal certificates listed below, filed as Exhibit 10.3 (a) through (c) of the Company's 1992 Annual Report on Form 10-K filed on March 25, 1993, File No. 0-12743 and incorporated herein by reference.

               (a)  WJHL-TV

               (b)  WDEF-TV

               (c)  WTVQ-TV

        10.5 - FCC radio license renewal certificates listed below, filed as exhibit 10.11 (a) through (d) of the company's 1988 Annual Report on Form 10-K filed on March 28, 1989, File No. 0-12743 and incorporated herein by reference.

               (a)  WTVR-AM

               (b)  WTVR-FM

               (c)  WNCT-AM

               (d)  WNCT-FM

        10.6 - FCC television license renewal certificate listed below, filed as exhibit 10.11 (a) of the Company's 1989 Annual Report on Form 10-K filed on March 29, 1990, File No. 0-12743 and incorporated herein by reference.

               (a)  WUTR-TV

        10.7 - FCC radio license renewal certificates listed below, filed as exhibit 10.12 (a) through (d) of the Company's 1989 Annual Report on Form 10-K filed on March 29, 1990, File No. 0-12743 and incorporated herein by reference.

               (a)  WDEF-AM

               (b)  WDEF-FM

               (c)  KWLO-AM

               (d)  KFMW-FM

        10.8 - FCC radio license renewal certificates listed below, filed as exhibit 10.10 (a) through (e) of the Company's 1990 Annual Report on Form 10-K filed on March 26, 1991, File No. 0-12743 and incorporated herein by reference.

               (a)  KJJO-AM (formerly KZOW-AM)

               (b)  KJJO-FM

               (c)  KWJJ-AM

               (d)  KWJJ-FM

               (e)  WNAX-AM

        10.9 - FCC radio license renewal certificates listed below, filed as
               Exhibit 10.9 (a) through (d) of the Company's 1991 Annual Report on Form 10-K filed on March 13, 1992, File No. 0-12743 and incorporated herein by reference.

               (a)  WHEN-AM

               (b)  WHEN-FM  (formerly WRHP-FM)

               (c)  WPAT-AM

               (d)  WPAT-FM

       10.10 - FCC television license renewal certificates listed below, filed as Exhibit 10.10 (a) through (c) of the Company's 1991 Annual Report on Form 10-K filed on March 13, 1992, File No. 0-12743 and incorporated herein by reference.

               (a)  WNCT-TV

               (b)  WTVR-TV

               (c)  WSLS-TV

       10.11 - FCC radio license renewal certificate listed below, filed as
               Exhibit 10.11 (a) of the Company's 1991 Annual Report on Form 10-K filed on March 13, 1992, File No. 0-12743 and incorporated herein by reference.

               (a)  WNAX-FM  (Formerly WQHG-FM and KBCM-FM)

       10.12 - FCC authorization to operate television station WBMG-TV, Birmingham, Alabama, beyond the license expiration date pending final determination on license renewal application received by the FCC on November 26, 1991, filed as Exhibit 10.12 (a) of the Company's 1992 Annual Report on Form 10-K filed on March 25, 1993, File No. 0-12743 and incorporated herein by reference.

               (a)  WBMG-TV

       10.13 - FCC television license renewal and consent to assignment.

               (a)  KALB-TV

       10.14 - FCC radio license renewal certificates.

               (a)  KEZX-AM

               (b)  KEZX-FM

       10.15 - FCC radio license renewal certificates and consents to assignment.

               (a)  WNLS-AM (formerly WYYN-AM)

               (b)  WTNT-FM

       10.16 - Lease between East Carolina Tower, Inc. and WNCT-TV, dated September 20, 1991 listed below, filed as Exhibit 10.13 of the Company's 1991 Annual Report on Form 10-K filed on March 13, 1992, File No. 0-12743 and incorporated herein by reference.

       10.17 - Lease between East Carolina Tower, Inc. and WNCT-FM, dated January 1, 1982, filed as Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed on September 1, 1983. File No. 2-86258 and incorporated herein by reference.

       10.18 - Contingent retirement arrangement with W.M. Thomas, filed as
               Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed on September 1, 1983, File No. 2-86258 and incor-porated herein by reference.

       10.19 - FCC consent to transfer control from Roy H. Park to Dorothy
               D. Park, Personal Representative of the Estate of Roy H. Park.

        13.1 - The information under the captions "Operating Units of Park Communications, Inc." (pages 6-7), "Selected Financial Data" (page 13), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 14-15) and the financial statements (pages 15 - 25) in the Company's 1993 Annual Report.

        21.1 - List of subsidiaries of the Company.

        22.1 - The Company's Proxy Statement dated March 30, 1994, filed on March 31, 1994, and incorporated herein by reference. The Registrant specifically is not required to and does not incorporate by reference the "Report of the Compensation Committee of the Board of Directors" and "Five-Year Total Stockholder Return" sections included in the Proxy Statement.

        23.1 - Consents of Independent Auditors.

   (b) During the quarter ended December 31, 1993, the Registrant filed a Current Report on Form 8-K dated December 10, 1993 reporting Change of Control from Roy H. Park, who was the Chairman of the Board of the Registrant, and owner of approximately 89.67% of Registrants outstanding Common Stock, and who died on October 25, 1993, to Mr. Park's widow, Dorothy D. Park, as Personal Representative of Mr. Park's estate. At a meeting of the Registrant's board of directors on November 12, 1993, Dorothy D. Park was elected Chairman of the Board of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARK COMMUNICATIONS, INC.


     Date: March 31, 1994               /s/ Dorothy D. Park
         --------------------        -------------------------------
                                            Dorothy D. Park
                                        Chairman of the Board of
                                        Directors and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                        Date
- -----------------------    ----------------------------------    --------------

 /s/Dorothy D. Park        Chairman of the Board                 March 31, 1994
- -----------------------    and Secretary
   Dorothy D. Park

                           Director                              March 31, 1994
- -----------------------
   Harry F. Byrd, Jr.

                           Director                              March 31, 1994
- -----------------------
   J. Markham Green

 /s/John F. McNair III     Director                              March 31, 1994
- -----------------------
   John F. McNair III

 /s/Wright M. Thomas       President, Chief Operating            March 31, 1994
- -----------------------    Officer, Treasurer,
   Wright M. Thomas        Assistant Secretary and
                           Director (Principal Financial
                           Officer)

 /s/Roy H. Park, Jr.       Director                              March 31, 1994
- -----------------------
   Roy H. Park, Jr.

 /s/Randel N. Stair        Vice President - Controller           March 31, 1994
- -----------------------    and Assistant Secretary
   Randel N. Stair         (Principal Accounting Officer)

       INDEX
                                   EXHIBIT INDEX

                                      Exhibit
                                      -------

(a)  Exhibits
     10.3 - Television broadcasting network affiliation agreement and consent to assignment to a subsidiary of the Company of such agreement listed below.

             (a) Contract for affiliation between KALB-TV in Alexandria, LA. and NBC.

             (b) Consent to assignment of KALB-TV affiliation to Park Broadcasting of Louisiana, Inc.

     10.13 - FCC television license renewal and consent to assignment.

             (a)  KALB-TV.


     10.14 - FCC radio license renewal certificates.

             (a)  KEZX-AM

             (b)  KEZX-FM

     10.15 - FCC radio license renewal Certificates and Consents to assignment.

             (a)  WNLS-AM (formerly WYYN-AM)

             (b)  WTNT-FM

     10.19 - FCC consent to transfer control from Roy H. Park to Dorothy D. Park, Personal Representative of the Estate of Roy H. Park.

      13.1 - The information under the captions "Operating Units of Park Communications, Inc." (pages 6-7), "Selected Financial Data" (page
             13), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 14-15) and the financial statements (pages 15 - 25) in the Company's 1993 Annual Report.

      21.1 - List of subsidiaries of the Company.

      23.1 - Consents of Independent Auditors.

(b)  Financial Statement Schedules

     Schedule I    - Marketable securities - other investments

     Schedule VIII - Valuation of qualifying accounts and reserves

     Schedule X    - Supplementary income statement information