Form 10-Q
period 1994-03-31
PARK COMMUNICATIONS INC
filed 1994-04-29
CIK 726957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

 or the Quarterly period ended March 31, 1994
                               ---------------
                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------
Commission file number   0-12743
                       -----------

                           PARK COMMUNICATIONS, INC.
        ----------------------------------------------------------
        (Exact name of the registrant as specified in its charter)



                Delaware                           16-0986694
     ------------------------------           --------------------
     (State or other jurisdiction of            (IRS Employer Identi-
      incorporation of organization)             fication No.)


            Terrace Hill, Ithaca, NY                      14850
     ---------------------------------------           -----------
     (Address of principal executive Offices)           (Zip Code)


     Registrant's telephone number, including area code (607) 272-9020
                                                        --------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X   No
                                                     ---     ---

     As of April 28, 1994, 20,714,849 shares of common stock, $.16 2/3 par value, were outstanding.
                   FORM 10-Q QUARTERLY REPORT - MARCH 31, 1994

                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.................................2-5
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................6-7


                           PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................  8
Signatures...................................................  9
                          Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------
                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
            (Dollars in Thousands Except Share and Per Share Amounts)
                                                     March 31,      December 31,
                                                       1994             1993
                                                   ------------     -----------
Assets                                              (unaudited)
Current Assets:
  Cash, cash equivalents and short-term investments  $124,181        $116,552
  Accounts receivable, less allowance for doubtful
    accounts of $ 1,227 in 1994 and $1,399 in 1993     18,507          21,006
  Inventory.........................................    1,111           1,201
  Film contracts....................................    2,286           2,485
  Consulting/non-compete contracts..................      902             915
  Other.............................................    3,222           3,807
                                                     --------        --------
    Total current assets............................  150,209         145,966
Property, Plant & Equipment.........................  137,280         136,209
  Less accumulated depreciation and amortization....  (66,339)        (64,346)
                                                     --------        --------
                                                       70,941          71,863
                                                     --------        --------
Intangible assets, less amortization of $72,178 in
  1994 and $70,599 in 1993..........................  114,520         116,096
                                                     --------        --------
Film contracts......................................    2,219           2,431
Consulting/non-compete contracts....................    4,278           4,503
Other assets........................................    1,636           1,762
                                                     --------        --------
                                                     $343,803        $342,621
                                                     ========        ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Current maturities of long-term debt.............. $  2,701        $  2,762
  Current maturities of film contracts..............    2,280           2,410
  Accounts payable..................................    1,501           3,052
  Consulting/non-compete contracts..................      937             936
  Interest..........................................      228           1,066
  Income taxes......................................    4,572           4,347
  Accrued liabilities...............................    4,180           3,964
  Deferred income...................................    2,906           2,781
                                                     --------        --------
    Total current liabilities.......................   19,305          21,318
                                                     --------        --------
Long-term debt......................................   53,852          54,368
Consulting/non-compete contracts....................    4,351           4,591
Deferred income taxes...............................    8,913           8,738
                                                     --------        --------
    Total liabilities...............................   86,421          89,015
                                                     --------        --------
Shareholders' Equity:
  Common stock-par value $.16 2/3 per share:
    Authorized 32,000,000 shares
    Issued and outstanding 20,714,814 shares
      in 1994 and  20,708,977 in 1993...............    3,453           3,452
  Paid in capital...................................   14,035          13,924
  Retained earnings.................................  239,894         236,230
                                                     --------        --------
Total shareholders' equity..........................  257,382         253,606
                                                     --------        --------
                                                     $343,803        $342,621
See notes to consolidated financial statements.      ========        ========

                    PARK COMMUNICATIONS, INC. & SUBSIDIARIES
             Consolidated Statements of Income and Retained Earnings
                 (Dollars in Thousands Except Per Share Amounts)



                                                     Three months ended March 31
                                                     ---------------------------
                                                        1994            1993
                                                      --------        --------
                                                              (Unaudited)

Revenue:
  Broadcasting....................................    $ 22,637        $ 18,376
  Newspapers......................................      17,456          19,513
                                                      --------        --------

    Gross revenue.................................      40,093          37,889


  Less agency and national
    representative commissions....................       3,290           2,622
                                                      --------        --------
    Net revenue...................................      36,803          35,267
                                                      --------        --------
Operating expenses:

  Cost of sales...................................      14,154          14,977
  Selling, general and administrative.............      11,916          12,093
  Depreciation....................................       2,037           1,943
  Amortization....................................         939           1,038
  Amortization of excess of cost over net
    assets required...............................         639             670
                                                      --------        --------
                                                        29,685          30,721
                                                      --------        --------

    Operating income..............................       7,118           4,546
Interest expense..................................        (942)           (931)
Interest income...................................       1,160           1,321
Other income (expense)............................        (796)           (328)
                                                      --------        --------
    Income before income taxes....................       6,540           4,608
Provision for income taxes........................       2,876           2,006
                                                      --------        --------
    NET INCOME....................................       3,664           2,602
Retained earnings, beginning of period............     236,230         217,450
                                                      --------        --------
      RETAINED EARNINGS, end of period............    $239,894        $220,052
                                                      ========        ========
Earnings per share................................    $    .18        $    .13
                                                      ========        ========

                 See notes to consolidated financial statements.

                   Park Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                     Three months ended March 31
                                                     ---------------------------
                                                         1994            1993
                                                       --------        --------
                                                              (unaudited)
Operating Activities:
  Net Income......................................... $  3,664        $  2,602
  Adjustment to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization..................    3,615           3,651
      Amortization of film contract rights and
        consulting/non-compete contracts included in
        operating expenses...........................      980             965
      Payments on film contract liabilities..........     (714)           (644)
      Payments on consulting/non-compete contracts...     (239)           (322)
      Provision for losses on accounts receivable....      (53)            (35)
      Provision for deferred income taxes............      175               6
      Loss on sale of property, plant and equipment..      198              36
      Changes in operating assets and liabilities:
          Accounts receivable........................    2,552           2,326
          Inventory and other assets.................      799          (1,102)
          Accounts payable and accrued liabilities...   (1,948)         (1,909)
          Deferred income............................      125              96
                                                      --------        --------
             Net cash provided by operating
             activities...............................   9,154           5,670

Investing Activities:
  Purchase of short-term investments.................  (41,188)        (15,653)
  Proceeds from short-term investments...............   59,645          15,157
  Purchases of property, plant and equipment.........   (1,333)         (1,971)
  Proceeds from sale of property, plant and
    equipment........................................       20               1
                                                      --------        --------
            Net cash (used) in investing activities..   17,144          (2,466)

Financing Activities:
  Principal payments on long-term debt...............     (263)         (1,072)
  Proceeds from issuance of Common Stock.............       51          -----
                                                       --------        --------
            Net cash (used) by financing activities..     (212)         (1,072)

       Increase in cash and cash equivalents.........   26,086           2,132

Cash and cash equivalents, beginning of period.......   21,232           5,684
                                                       --------        --------
       Cash and cash equivalents, end of period...... $ 47,318        $  7,816
                                                      ========         ========
Summary:
  Cash and Cash equivalents as above................. $ 47,318        $  7,816
  Short-term investments.............................   76,863         100,159
                                                      --------         --------
                                                      $124,181        $107,975
                                                      ========        ========
                 See notes to consolidated financial statements.

                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Earnings Per Share
    -------------------
    Earnings per share of common stock is computed on the weighted average number of common shares outstanding during each period. The number of shares used was 20,711,805 for the three months ended March 31, 1994, and 20,700,167 for the three months ended March 31, 1993.

2.  Shareholders' Equity
    ----------------------
    On January 11, 1994, the Company issued 3,182 shares of its Common Stock relative to the conversion of $61,000 of its convertible debentures. On March 31, 1994, the Company issued 2,655 shares of its Common Stock under the terms of its Employee Stock Purchase Plan. The issuances increased the value of Common Stock, by $973 and increased paid-in-capital by $110,848.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

1994 Compared to 1993
- ----------------------

For the first quarter of 1994, the Company's gross revenue increased $2,200,000 (6%) compared to the first quarter of 1993. The television division's gross revenue increased $3,400,000 (26%) due first, to the acquisition in November, 1993 of KALB-TV in Alexandria, Louisiana and second, to strong improvement in local/regional and national advertising. The radio division's gross revenue increased $900,000 (16%) due to strong improvement in local/regional and national advertising. The newspaper division's gross revenue decreased $2,100,000 (11%), because the operating results of the Company's smaller newspapers sold in December, 1993 are not included in 1994.

Operating income increased $2,600,000 (57%) compared to the first quarter of 1993. The television division's operating income increased $1,200,000 (43%), due to the reasons discussed above. The newspaper division's operating income increased $1,100,000 (64%), primarily due to both increases in advertising revenues at the Company's newspapers and the sale in December, 1993 of certain of the Company's smaller newspapers (discussed above), which were not profitable in 1993. The radio division's operating income increased $200,000 due to the reasons discussed above.

The net income for the first quarter of 1994 increased $1,100,000 (41%) compared to the first quarter of 1993.

Operating cash flow (net income plus depreciation and amortization) increased $1,000,000 (16%) in the first quarter of 1994 from the first quarter of 1993.

As previously reported, the Company's Board of Directors voted on March 25, 1994 to seek a sale of the Company. At this time, it is intended that such a sale be accomplished through a sale of the Company's outstanding Common Stock to a third party. However, there is no guarantee that such a sale will be achieved. An alternative method for selling the Company would be selling the Company's assets to one or more purchasers (e.g., selling one or more divisions or particular properties). Depending on how such a transaction were structured, the Company's revenues, income and cash flows could be significantly affected.


                                    Liquidity
                                   -----------

For the first quarter of 1994, the net cash provided by operating activities was $9,200,000. In addition, the net cash flow from investing and financing activities was $17,000,000 during the first quarter of 1994. As of March 31, 1994, the Company had $124,000,000 in cash, cash equivalents, and short-term investments. The Company's current ratio (comparison of current assets to current liabilities), a key indicator of liquidity, was a strong 7.8 to 1 as of March 31.

The Company expects that in calendar 1994, net cash provided by operating activities will enable it to fund known investing and financing activity requirements.


In view of the decision to sell the Company (discussed above), and depending upon how such a transaction were structured, the Company's liquidity could be significantly altered from current levels.

Previously, the Company's dividend policy has been to retain its earnings for use in its business and not to pay cash dividends. In view of the decision to sell the Company (discussed above) and depending upon how such a transaction were structured, it is unclear whether this policy will continue.

Over the last three calendar years inflation affected the Company's performance in terms of higher costs for wages and salaries, equipment, and newsprint. The Company, however, was able to offset these rising costs in part increasing advertising and circulation rates at most newspapers and by raising the effective advertising rates in most television and radio broadcasting stations. Management does not anticipate that inflation will have a material effect on the Company's operations during the calendar year 1994.

                           PART II.  OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    (a)  Exhibits - Not Applicable
         ---------
    (b)  Reports on Form 8-K
         --------------------
         A report on Form 8-K was filed March 29, 1994 reflecting the decision by the Board of Directors to seek the sale of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PARK COMMUNICATIONS, INC.




Date  April 28, 1994                 /s/ Dorothy D. Park
     ----------------------         -----------------------------------------
                                              Dorothy D. Park
                                     Chairman of the Board of Directors
                                     and Secretary




Date  April 28, 1994                 /s/ Wright M. Thomas
     ----------------------         -----------------------------------------
                                              Wright M. Thomas
                                     President, Chief Operating Officer,
                                     Treasurer, Assistant Secretary and
                                     Director (Principal Financial Officer)



Date  April 28, 1994                 /s/Randel N. Stair
     ----------------------         -----------------------------------------
                                              Randel N. Stair
                                     Vice President - Controller and
                                     Assistant Secretary (Principal
                                     Accounting Officer)