Form 10-Q
period 1994-06-30
PARK COMMUNICATIONS INC
filed 1994-07-27
CIK 726957

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1994
                               ---------------
                              OR

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

     As of July 25, 1994, 20,717,709 shares of common stock, $.16 2/3 par value, were outstanding.
                   FORM 10-Q QUARTERLY REPORT - JUNE 30, 1994

                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.................................2-5
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................6-7


                           PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a vote of Security Holders..  8
Item 6. Exhibits and Reports on Form 8-K.....................  8
Signatures...................................................  9

                         PART I, FINANCIAL INFORMATION
                         -----------------------------
Item 1. Financial Statements
- - ----------------------------
                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
           (Dollars in Thousands Except Share and Per Share Amounts)
                                                       June 30,     December 31,
                                                          1994           1993
                                                     ------------   ------------
Assets                                                (unaudited)
Current Assets:
   Cash, cash equivalents and short-term investments   $130,406       $116,552
   Accounts receivable, less allowance for doubtful
      accounts of $1,308 in 1994 and $1,399 in 1993..    21,620         21,006
   Inventory.........................................     1,004          1,201
   Film contracts....................................     2,027          2,485
   Consulting/non-compete contracts..................       903            915
   Other.............................................     2,867          3,807
                                                       ---------      ---------
      Total current assets...........................   158,827        145,966
                                                       ---------      ---------
Property, Plant & Equipment..........................   136,278        136,209
   Less accumulated depreciation and amortization....   (65,218)       (64,346)
                                                       ---------      ---------
                                                         71,060         71,863
                                                       ---------      ---------
Intangible assets, less amortization of $73,733 in
   1994 and $70,599 in 1993..........................   112,962        116,096
                                                       ---------      ---------
Film contracts.......................................     2,226          2,431
Consulting/non-compete contracts.....................     4,043          4,503
Other assets.........................................     1,588          1,762
                                                       ---------      ---------
                                                       $350,706       $342,621
Liabilities and Shareholders' Equity                   =========      =========
Current Liabilities:
   Current maturities of long-term debt..............  $  2,705       $  2,762
   Current maturities of film contracts..............     2,195          2,410
   Accounts payable..................................     1,827          3,052
   Consulting/non-compete contracts..................       939            936
   Interest..........................................     1,120          1,066
   Income taxes......................................     3,010          4,347
   Accrued liabilities...............................     3,903          3,964
   Deferred income...................................     2,776          2,781
                                                       ---------      ---------
      Total current liabilities......................    18,475         21,318
                                                       ---------      ---------
Long-term debt.......................................    53,633         54,368
Consulting/non-compete contracts.....................     4,118          4,591
Deferred income taxes................................     9,088          8,738
                                                       ---------      ---------
      Total liabilities..............................    85,314         89,015
Shareholders' Equity:                                  ---------      ---------
   Common stock-par value $.16 2/3 per share:
      Authorized 32,000,000 shares
         Issued and outstanding 20,717,709 shares
           in 1994 and 20,708,977 in 1993............     3,454          3,452
   Paid in capital...................................    14,092         13,924
   Retained earnings.................................   247,846        236,230
                                                       ---------      ---------
Total shareholders' equity...........................   265,392        253,606
                                                       ---------      ---------
                                                       $350,706       $342,621
See notes to consolidated financial statements         =========      =========

                      PARK COMMUNICATIONS, INC. & SUBSIDIARIES
               Consolidated Statements of Income and Retained Earnings
                   (Dollars in Thousands Except Per Share Amounts)

                                           Three Months Ended Six months Ended
                                                June 30           June 30
                                           ------------------ -----------------
                                            1994      1993      1994      1993
                                           ------    ------    ------    ------
                                              (unaudited)         (unaudited)
Revenue:
   Broadcasting......................... $ 28,435  $ 22,672  $ 51,072  $ 41,048
   Newspapers...........................   19,712    21,563    37,168    41,076
                                         --------- --------- --------- ---------
      Gross revenue.....................   48,147    44,235    88,240    82,124

   Less agency and national
      representative commissions........    4,233     3,341     7,523     5,963
                                         --------- --------- --------- ---------
      Net revenue.......................   43,914    40,894    80,717    76,161
                                         --------- --------- --------- ---------
Operating expenses:
   Cost of sales........................   14,420    15,964    28,574    30,941
   Selling, general and administrative..   12,402    12,318    24,318    24,411
                                         --------- --------- --------- ---------
                                           26,822    28,282    52,892    55,352
                                         --------- --------- --------- ---------
      Operating income before depreciation
        and amortization................   17,092    12,612    27,825    20,809
                                         --------- --------- --------- ---------
Depreciation and amortization:
   Depreciation.........................    2,038     1,942     4,075     3,885
   Amortization.........................      919     1,007     1,858     2,045
   Amortization of excess of cost over
      net assets acquired...............      637       670     1,276     1,340
                                         --------- --------- --------- ---------
                                            3,594     3,619     7,209     7,270
                                         --------- --------- --------- ---------
      Operating income..................   13,498     8,993    20,616    13,539
Interest expense........................     (940)     (930)   (1,882)   (1,861)
Interest income.........................    1,117     1,245     2,277     2,566
Other income (expense)..................     (268)      ---    (1,064)     (328)
                                         --------- --------- --------- ---------
      Income before income taxes........   13,407     9,308    19,947    13,916
Provision for income taxes..............    5,455     3,907     8,331     5,913
                                         --------- --------- --------- ---------
      NET INCOME........................    7,952     5,401    11,616     8,003
Retained earnings, beginning of period    239,894   220,052   236,230   217,450
                                         --------- --------- --------- ---------
      RETAINED EARNINGS, end of period.. $247,846  $225,453  $247,846  $225,453
                                         ========= ========= ========= =========
Earnings per share...................... $    .38  $    .26  $    .56  $    .39
                                         ========= ========= ========= =========

                   See notes to consolidated financial statements

                     Park Communications, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                               (Dollars in Thousands)
                                                       Six months ended June 30
                                                       ------------------------
                                                            1994         1993
                                                           ------       ------
                                                               (unaudited)
Operating Activities:
   Net Income .........................................  $ 11,616     $  8,003
   Adjustment to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization..................    7,209        7,270
         Amortization of film contract rights and
            consulting/non-compete contracts included in
            operating expenses..........................    1,930        1,913
         Payments on film contract liabilities..........   (1,402)      (1,250)
         Payments on consulting/non-compete contracts...     (470)        (616)
         Provision for losses on accounts receivable....      155          219
         Provision for deferred income taxes............      350            2
         Loss on sale of property, plant and equipment..      189           39
         Changes in operating assets and liabilities:
            Accounts receivable.........................     (769)        (624)
            Inventory and other assets..................    1,311          339
            Accounts payable and accrued liabilities....   (2,569)      (1,249)
            Deferred income.............................       (5)          (1)
                                                         ---------    ---------
               Net cash provided by operating
               activities...............................   17,545       14,045

Investing Activities:
   Purchase of short-term investments...................  (88,303)     (21,161)
   Proceeds from short-term investments.................   99,073       24,072
   Purchases of property, plant and equipment...........   (3,546)      (3,308)
   Proceeds from sale of property, plant and
    equipment...........................................       85            8
                                                         ---------    ---------
               Net cash provided (used) by investing
               activities...............................    7,309         (389)

Financing Activities:
   Principal payments on long-term debt.................     (339)      (1,148)
   Proceeds from issuance of Common Stock...............      109           37
                                                         ---------    ---------
               Net cash (used) in financing activities..     (230)      (1,111)

          Increase in cash and cash equivalents.........   24,624       12,545

Cash and cash equivalents, beginning of period..........   21,232        5,684
                                                         ---------    ---------
   Cash and cash equivalents, end of period............. $ 45,856     $ 18,229
                                                         ==========   =========
Summary:
   Cash and cash equivalents as above................... $ 45,856     $ 18,229
   Short-term investments...............................   84,550       96,752
                                                         ---------    ---------
                                                         $130,406     $114,981
                                                         =========    =========
                   See notes to consolidated financial statements.

                     PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


1.Earnings Per Share
  ------------------
Earnings per share of Common Stock is computed on the weighted average number of common shares outstanding during each period. The number of shares used was 20,714,858 for the three months ended June 30, 1994, 20,713,340 for the six months ended June 30, 1994 and 20,700,167 for 1993. Dilution, assuming conversion of subordinated debentures,is not material.

2.Shareholders' Equity
  --------------------
On January 11, 1994, the Company issued 3,182 shares of its Common Stock in connection with the conversion of $61,000 of its convertible debentures. On March 31, 1994, and June 30, 1994, the Company issued 2,655 shares and 2,895 shares of its Common Stock respectively, under terms of its Employee Stock Purchase Plan. The issuances increased the value of Common Stock, by $1,455 and increased paid-in-capital by $167,723.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------
1994 Compared to 1993
- - ---------------------
                           Three Months Ended June 30
                           --------------------------
    For the second quarter of 1994, the Company's gross revenue increased $3,900,000 (9%) compared to the second quarter of 1993. The television division's gross revenue increased $4,500,000 (28%) due first, to strong improvement in local/regional and political advertising and second, to the acquisition in November, 1993 of KALB-TV in Alexandria, Louisiana. The radio division's gross revenue increased $1,300,000 (19%) due to strong improvement in local/regional and national advertising. The newspaper division's gross revenue decreased $1,800,000 (9%) because the operating results of the Company's smaller newspapers that were sold in December, 1993 are not included in 1994.
    Operating income before depreciation and amortization increased $4,500,000 (36%) compared to the second quarter of 1993. The television division's operating income increased $3,000,000 (50%) due primarily to both a one-time reduction in music license fees (due to the industry-wide settlement of litigation between the television industry and BMI) and to the reasons discussed above. The newspaper division's operating income increased $900,000 (18%) primarily due to both increases in advertising revenues at the Company's newspapers and the sale in December, 1993 of certain of the Company's smaller newspapers (discussed above), which were not profitable in 1993. The radio division's operating income increased $400,000 (33%) due to the reasons discussed above.
    The net income for the second quarter of 1994 increased $2,600,000 (47%) compared to the second quarter of 1993.
    Operating cash flow (net income plus depreciation and amortization) increased $2,500,000 (28%) in the second quarter of 1994 from the second quarter of 1993.
    As previously reported, the Company's Board of Directors voted on March 25, 1994 to seek a sale of the Company. At this time, it is intended that such a sale be accomplished through a sale of the Company's outstanding Common Stock to a third party. However, there is no guarantee that such a sale will be achieved. An alternative method for selling the Company would be selling the Company's assets to one or more purchasers (e.g., selling one or more divisions or particular properties). Depending on how such a transaction were structured, the Company's revenues, income and cash flows could be significantly affected.

                            Six Months Ended June 30
                            ------------------------
    For the first six months of 1994, the Company's gross revenue increased $6,100,000 (7%) compared to the first six months of 1993. The television division's gross revenue increased $7,900,000 (27%) due first, to the acquisition in November, 1993 of KALB-TV in Alexandria, Louisiana and second, to strong improvement in local/regional, national and political advertising. The radio division's gross revenue increased $2,100,000 (18%) due to strong improvement in local/regional and national advertising. The newspaper division's gross revenue decreased $3,900,000 (10%) because the operating results of the Company's smaller newspapers that were sold in December, 1993 are not included in 1994.

    Operating income before depreciation and amortization increased $7,000,000 (34%) compared to the first six months of 1993. The television division's operating income increased $4,500,000 (47%) due primarily to both a one- time reduction in music license fees (due to the industry-wide settlement of litigation between the television industry and BMI) and the reasons discussed above. The newspaper division's operating income increased $1,700,000 (19%), primarily due to both increases in advertising revenues at the Company's newspapers and the sale in December, 1993 of certain of the Company's smaller newspapers (discussed above), which were not profitable in 1993. The radio division's operating income increased $600,000 (29%) due to the reasons discussed above.

    The net income for the first six months of 1994 increased $3,600,000 (45%).

    Operating cash flow (net income plus depreciation and amortization) increased $3,600,000 (23%) in the first six months of 1994 from the same period in 1993.


                                   Liquidity
                                   ---------

    For the first six months of 1994, the net cash provided by operating activities was $17,500,000. In addition, the net cash flow from investing and financing activities was $7,100,000 during the first six months of 1994. As of June 30, 1994, the Company had $130,000,000 in cash, cash equivalents, and short-term investments. The Company's current ratio (comparison of current assets to current liabilities), a key indicator of liquidity, was a strong 8.6 to 1 as of June 30,1994.

    The Company expects that in calendar 1994, net cash provided by operating activities will enable it to fund known investing and financing activity requirements.

    Previously, the Company's dividend policy has been to retain its earnings for use in its business and not to pay cash dividends. In view of the decision to sell the Company (discussed above), and depending upon how such a transaction were structured, it is unclear whether this policy will continue.

    Over the last three calendar years inflation affected the Company's performance in terms of higher costs for wages and salaries, equipment, and newsprint. The Company, however, was able to offset these rising costs in part by increasing advertising and circulation rates at most newspapers and by raising the effective advertising rates in most television and radio broadcasting stations. Management does not anticipate that inflation will have a material effect on the Company's operations during the calendar year 1994.

                          PART II.  OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

    The Company held its Annual Meeting of stockholders on May 3, 1994 at which all incumbent directors were re-elected for a one year term. The directors elected at the meeting were:

                                          Number of Votes Cast
                                   ------------------------------------------
                                                                       Broker
                                                                       ---------
   Directors                          For       Withheld  Abstentions  Non-Votes
   ---------                       ----------   --------  -----------  ---------

Dorothy D. Park    - Chairman of
                     the Board     19,846,235     1,506       1,312      -
Harry F. Byrd, Jr. - Director      19,846,235     1,506       1,312      -
John F. McNair III - Director      19,846,235     1,506       1,312      -
Roy H. Park, Jr.   - Director      19,846,235     1,506       1,312      -
Wright M. Thomas   - Director      19,846,235     1,506       1,312      -
J. Markham Green   - Director      19,846,235     1,506       1,312      -







Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

     (a)  Exhibits - Not Applicable
          ----------
     (b)  Reports on Form 8-K -
          ---------------------
          A report on Form 8-K was filed on June 29, 1994 reflecting in Item 5 an action taken by the Estate of Roy H. Park.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PARK COMMUNICATIONS, INC.


Date  July 25, 1994                    /s/ Dorothy D. Park
     ----------------------------    ----------------------------------------
                                           Dorothy D. Park
                                     Chairman of the Board of Directors
                                     and Secretary



Date  July 25, 1994                    /s/ Wright M. Thomas
     -----------------------------   ----------------------------------------
                                           Wright M. Thomas
                                     President, Chief Operating Officer,
                                     Assistant Secretary and Director



Date  July 25, 1994                    /s/ Randel N. Stair
     ------------------------------  ----------------------------------------
                                           Randel N. Stair
                                     Vice President - Chief Financial Officer,
                                     Treasurer, Controller and
                                     Assistant Secretary (Principal
                                     Financial Officer)