Form 10-Q
period 1994-09-30
PARK COMMUNICATIONS INC
filed 1994-11-09
CIK 726957

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly period ended September 30, 1994
                               ------------------
                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    -------------
Commission file number   0-12743
                        ------------

                           PARK COMMUNICATIONS, INC.
        ----------------------------------------------------------
        (Exact name of the registrant as specified in its charter)



                Delaware                           16-0986694
     -------------------------------            ---------------------
     (State or other jurisdiction of            (IRS Employer Identi-
      incorporation of organization)             fication No.)


            Terrace Hill, Ithaca, NY                      14850
     ----------------------------------------           ----------
     (Address of principal executive Offices)           (Zip Code)


     Registrant's telephone number, including area code (607) 272-9020
                                                        ---------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X No
                                                    ----  ----
     As of October 31, 1994, 20,745,608 shares of common stock, $.16 2/3 par value, were outstanding.

                  FORM 10-Q QUARTERLY REPORT - SEPTEMBER 30, 1994

                    PARK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 TABLE OF CONTENTS




                          PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements..................................    2-5
Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............    6-7


                            PART II.  OTHER INFORMATION


Item 5.       Other Information.....................................       8
Item 6.       Exhibits and Reports on Form 8-K......................       9
Signatures..........................................................      10

                           Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
                    PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
             (Dollars in Thousands Except Share and Per Share Amounts)

                                                     September 30,  December 31,
                                                        1994           1993
Assets                                               (unaudited)
Current Assets:
    Cash, cash equivalents and short-term investments $138,054        $116,552
    Accounts receivable, less allowance for doubtful
      accounts of $ 1,481 in 1994 and $1,399 in 1993    19,608          21,006
    Inventory........................................    1,041           1,201
    Film contracts...................................    2,760           2,485
    Consulting/non-compete contracts.................      888             915
    Other............................................    3,465           3,807
      Total current assets...........................  165,816         145,966

Property, Plant & Equipment..........................  138,936         136,209
    Less accumulated depreciation and amortization...  (67,178)        (64,346)
                                                        71,758          71,863
Intangible assets, less amortization of $75,259 in
    1994 and $70,599 in 1993.........................  111,438         116,096

Film contracts.......................................    2,568           2,431
Consulting/non-compete contracts.....................    3,825           4,503
Other assets.........................................    1,408           1,762
                                                     $ 356,813        $342,621
Liabilities and Shareholders' Equity
Current Liabilities:
    Current maturities of long-term debt.............$   2,709        $  2,762
    Current maturities of film contracts.............    2,850           2,410
    Accounts payable.................................    2,552           3,052
    Consulting/non-compete contracts.................      900             936
    Interest.........................................      302           1,066
    Income taxes.....................................    1,792           4,347
    Accrued liabilities..............................    4,026           3,964
    Deferred income..................................    2,740           2,781
      Total current liabilities......................   17,871          21,318

Long-term debt.......................................   53,951          54,368
Consulting/non-compete contracts.....................    3,922           4,591
Deferred income taxes................................    9,263           8,738

      Total liabilities..............................   85,007          89,015

Shareholders' Equity:
    Common stock-par value $.16 2/3 per share:
      Authorized 32,000,000 shares
      Issued and outstanding 20,720,745 shares
        in 1994 and  20,708,977 in 1993..............    3,454           3,452
    Paid in capital..................................   14,158          13,924
    Retained earnings................................  254,194         236,230
Total shareholders' equity...........................  271,806         253,606
                                                     $ 356,813        $342,621
                  See notes to consolidated financial statements.

                     PARK COMMUNICATIONS, INC. & SUBSIDIARIES
              Consolidated Statements of Income and Retained Earnings
                  (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended   Nine Months Ended
                                             September 30        September 30
                                             1994     1993       1994     1993
                                              (unaudited)         (unaudited)
Revenue:
    Broadcasting........................ $ 26,076  $ 20,354  $ 77,148  $ 61,402
    Newspapers..........................   19,001    21,129    56,169    62,205
      Gross revenue.....................   45,077    41,483   133,317   123,607

    Less agency and national
      representative commissions........    3,839     2,994    11,362     8,957
    Net revenue.........................   41,238    38,489   121,955   114,650
Operating expenses:

    Cost of sales.......................   15,817    15,679    44,391    46,620
    Selling, general and administrative    11,613    12,268    35,931    36,679
                                           27,430    27,947    80,322    83,299

      Operating income before depreciation
        and amortization................   13,808    10,542    41,633    31,351

Depreciation and amortization:
    Depreciation........................    2,077     1,943     6,152     5,828
    Amortization........................      883     1,302     2,741     3,347
    Amortization of excess of cost over
    net assets acquired.................      643       670     1,919     2,010
                                            3,603     3,915    10,812    11,185

      Operating income..................   10,205     6,627    30,821    20,166
Interest expense........................     (957)     (921)   (2,839)   (2,782)
Interest income.........................    1,543     1,250     3,820     3,816
Other income (expense)..................      214       (36)     (850)     (364)

      Income before income taxes........   11,005     6,920    30,952    20,836
Provision for income taxes..............    4,657     3,065    12,988     8,978

      NET INCOME........................    6,348     3,855    17,964    11,858
Retained earnings, beginning of period    247,846   225,453   236,230   217,450

      RETAINED EARNINGS, end of period.. $254,194  $229,308  $254,194  $229,308

Earnings per share:
      Primary........................... $    .31  $    .19  $    .87  $    .57

      Fully diluted..................... $    .30  $    .19  $    .84  $    .57



                  See notes to consolidated financial statements

                    PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                              (Dollars in Thousands)


                                                  Nine Months Ended September 30
                                                              1994         1993
                                                                 (Unaudited)

Operating Activities:
  Net Income...............................................$ 17,964    $ 11,858
  Adjustment to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.........................  10,812      11,185
     Amortization of film contract rights and consulting/
       non-compete contracts included in operating expenses   2,895       2,840
     Payments on film contract liabilities.................  (2,145)     (1,912)
     Payments on consulting/non-compete contracts..........    (705)       (923)
     Provision for losses on accounts receivable...........     563         364
     Provision for deferred income taxes...................     525           4
     Loss on sale of property, plant and equipment.........     183          92
     Changes in operating assets and liabilities net of
       effects from purchase of acquired companies:
         Accounts receivable...............................     835         539
         Inventory and other assets........................     854      (1,101)
         Accounts payable and accrued liabilities..........  (3,757)     (2,691)
         Deferred income...................................     (41)        (78)
            Net cash provided by operating activities......  27,983      20,177

Investing Activities:
  Purchases of short-term investments......................(202,167)    (40,584)
  Proceeds from short-term investments..................... 177,618      31,867
  Purchases of property, plant and equipment...............  (6,350)     (4,386)
  Proceeds from sale of property, plant and equipment......     120          15
            Net cash (used) in investing activities........ (30,779)    (13,088)

Financing Activities:
  Principal payments on long-term debt.....................    (416)     (1,246)
  Proceeds from issuance of Common Stock...................     165          88
            Net cash (used) in investing activities........    (251)     (1,158)
     (Decrease) increase in cash and cash equivalents......  (3,047)      5,931

Cash and cash equivalents, beginning of period.............  21,232       5,684
     Cash and cash equivalents, end of period..............$ 18,185    $ 11,615

Summary:
  Cash and cash equivalents as above.......................$ 18,185    $ 11,615
  Short-term investments................................... 119,869     108,380
                                                           $138,054    $119,995


                  See notes to consolidated financial statements

                    PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

1.  Earnings Per Share

    Earnings per share of Common Stock is computed on the weighted average number of common shares outstanding during each period
    (dollars in thousands except per share amounts):

                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                                1994     1993          1994      1993


Primary:
  Average Shares               20,718    20,703        20,715   20,701

      Net income              $ 6,348  $  3,855      $ 17,964  $11,858

      Per Share amount        $   .31  $    .19      $    .87  $   .57


Fully diluted:
      Average shares
        outstanding            20,718    20,703        20,715   20,701

      Assumed conversion
        of 6.875% convertible
        subordinated
        debentures              2,605      ---          2,605     ---

       Totals                  23,323    20,703        23,320   20,701

      Net income              $ 6,348  $  3,855      $ 17,964  $11,858

      Add 6.875% convertible
        subordinated debenture
        interest, net of
        taxes                     566      ---          1,699     ---

       Totals                 $ 6,914  $  3,855      $ 19,663  $11,858

      Per share amount        $   .30  $    .19      $    .84  $   .57



2.  Shareholders' Equity

        On January 11, 1994, and July 14, 1994 the Company issued 3,182 shares
        and 521   shares of its Common Stock respectively, in connection with the conversion of $61,000 and $10,000 of its convertible debentures. On March 31, 1994, June 30, 1994 and September 30, 1994, the Company issued 2,655 shares, 2,895 shares and 2,515 shares of its Common Stock respectively, under terms of its Employee Stock Purchase Plan. The issuance increased the value of Common Stock, by $1,961 and increased paid-in-capital by $233,449.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

1994 Compared to 1993
                          Three Months Ended September 30

      For the third quarter of 1994, the Company's gross revenue increased $3,600,000 (9%) compared to the third quarter of 1993. The television division's gross revenue increased $4,200,000 (29%) due first, to improvement in local/regional, national and political advertising, and second, to the acquisition in November, 1993 of KALB-TV in Alexandria, Louisiana. The radio division's gross revenue increased $1,500,000 (25%) due primarily to strong improvement in local/regional and national advertising. The newspaper division's gross revenue decreased $2,100,000 (10%) because the operating revenues of the Company's smaller newspapers that were sold in December, 1993 are not included in 1994.

      Operating income before depreciation and amortization increased $3,300,000 (31%) compared to the third quarter of 1993. The television division's operating income increased $2,200,000 (46%), due to the reasons discussed above. The newspaper division's operating income increased $900,000 (18%) primarily due to increases in advertising revenues at the Company's newspapers and control of operating expenses. The radio division's operating income increased $500,000 (56%) due to the reasons discussed above.

      The net income for the third quarter of 1994 increased $2,500,000 (65%) compared to the third quarter of 1993.

      Operating cash flow (net income plus deprecation and amortization) increased $2,200,000 (28%) in the third quarter of 1994 from the third quarter of 1993.

     As discussed more fully below, on October 25, 1994, the Company entered into an agreement to sell the Company through an all-cash merger to a private investment concern. Although the Company's majority stockholder, the Estate of the company's founder, Roy H. Park, has agreed to vote in favor of the transaction, the acquisition is contingent upon, among other things, approval by the Federal Communications Commission of the transfer of Park's broadcast licenses to the acquiror. There can be no guarantee that such approval will be obtained. If such approval is not obtained, or if the acquisition is not consummated for any other reason, the Company might seek to sell to another purchaser. Alternatively, the Company might seek to sell the Company's assets to one or more purchasers (e.g., selling one or more divisions or particular properties). Depending upon how such a transaction were structured, the Company's revenues, income and cash flows could be significantly affected.

                         Nine Months Ended September 30

     For the first nine months of 1994, the Company's gross revenue increased $9,700,000 (8%) compared to the first nine months of 1993. The television division's gross revenue increased $12,200,000 (28%) due first, to strong gains in local/regional, national and political advertising, and second, to the acquisition in November, 1993 of KALB-TV in Alexandria, Louisiana. The radio division's gross revenue increased $3,600,000 (20%) due to strong improvement in local/regional and national advertising. The newspaper division's gross revenue decreased $6,000,000 (10%) because the operating revenues of the Company's smaller newspapers that were sold in December, 1993 are not included in 1994.

      Operating income before depreciation and amortization increased $10,300,000 (33%) compared to the first nine months of 1993. The television division's operating income increased $6,700,000 (47%) due primarily to both a one time reduction in music license fees (due to the industry-wide settlement of litigation between the television industry and BMI) and the reasons discussed above. The newspaper division's operating income increased $2,500,000 (19%) primarily due to increases in advertising revenues at the Company's newspapers and control of operating expenses. The radio division's operating income increased $1,100,000 (37%) due to the reasons discussed above.

      The net income for the nine months increased $6,100,000 (51%) compared to the same period in 1993.

      Operating cash flow (net income plus depreciation and amortization) increased $5,700,000 (25%) in the first nine months in 1994 compared to the first nine months of 1993.
                                     Liquidity

      For the first nine months of 1994, the net cash provided by operating activities was $28,000,000. The net cash flow used for investing and financing activities was $31,030,000 during the first nine months of 1994. As of September 30, 1994, the Company had $138,000,000 in cash, cash equivalents, and short-term investments. The Company's current ratio (comparison of current assets to current liabilities), a key indicator of liquidity, was a strong 9.3 to 1 as of September 30, 1994.
      The Company expects that in calendar 1994, net cash provided by operating activities will enable it to fund known investing and financing activity requirements.
      Previously, the Company's dividend policy has been to retain its earnings for use in its business and not to pay cash dividends. On October 25, 1994, the Company entered into an agreement to sell the Company through an all-cash merger to a private investment concern for a total purchase price of $711,427,000. A portion of the purchase price will be paid from the proceeds of a $573,427,000 loan to be made to the acquiror; the remainder of the purchase price ($138,000,000) will be derived from cash on the Company's books at closing of the acquisition. Under the terms of the merger agreement relating to the proposed acquisition, the Company is obligated to ensure that such amount will be on the Company's books at closing; if such amount is not on the Company's books at closing, the purchase price will be reduced by the amount of any shortfall. The Company is also obligated to refrain from making dividends, distributions and certain significant expenditures prior to the closing date. While the Company believes that its cash flows will be sufficient to meet its liquidity needs, if such cash flows are insufficient, the Company may be required to meet its liquidity needs through its available cash, thereby resulting in a reduction of the purchase price for the Company.
     If the acquisition is not consummated, the Company might seek to sell to another purchaser or might seek to sell the Company's assets to one or more purchasers (e.g., selling one or more divisions or particular properties). Depending upon how such a transaction were structured, the Company's liquidity could be significantly affected.
      Over the last three calendar years inflation affected the Company's performance in terms of higher costs for wages, salaries and equipment. The Company, however, was able to offset these rising costs in part by increasing advertising and circulation rates at most newspapers and by raising the effective advertising rates in most television and radio broadcasting stations. Management does not anticipate that inflation will have a material effect on the Company's operations during the calendar year 1994.

                            PART II.  OTHER INFORMATION

Item 5.  Other Information

     As noted above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," on October 25, 1994, the Company entered into an agreement to sell the Company to a private investment concern headed by investors Donald R. Tomlin and Dr. Gary B. Knapp for a total purchase price of $711,427,000. The purchase price represents a per share price of approximately $30.50 per share, based upon 23,325,475 shares outstanding, which number represents the sum of the number of outstanding shares as of September 30, 1994, and the shares to be issued upon the conversion of the Company's outstanding convertible debentures at or prior to closing. The per share price may vary slightly depending upon the issuance of stock under the Company's stock purchase plan. A portion of the purchase price will be paid from the proceeds of a $573.4 million loan to be made to the acquiror by The Retirement Systems of Alabama; the remainder of the purchase price ($138,000,000) will be derived from cash on the Company's books at closing of the acquisition.

     A copy of the Agreement and Plan of Merger dated October 25, 1994, among Park Acquisitions, Inc. ("PAI"), Park Acquisitions Subsidiary, Inc. ("PAS") and the Company (the "Merger Agreement") is attached hereto as Exhibit 2. Under the terms of the Merger Agreement, the Company is obligated to ensure that it will have a minimum of $138 million cash on its books at closing of the acquisition; if such amount is not on the Company's books at closing, the purchase price for the Company will be reduced by the amount of any shortfall. In the event the Company has more than $150 million cash on its books at closing (after payment of all fees related to the transaction), such excess amount will be paid to the Company's stockholders; however, the Company views this possibility as unlikely. In addition, the Company is obligated to refrain from making dividends, distributions and certain significant expenditures prior to that date. The acquiror has indicated its intention to retain the Company's current management and employees.

     The acquisition is contingent upon, among other things, approval of the transaction by Park's stockholders and approval by the Federal Communications Commission of the transfer of Park's broadcast licenses to the acquiror. The estate of the company's founder, Roy H. Park (the "Estate"), which currently owns or controls approximately 89.6% of the Company's issued and outstanding common stock (assuming conversion into common stock of the Company's convertible debentures held or controlled by the Estate), has agreed to vote in favor of the transaction (and has otherwise given a proxy to PAI to vote all of the Estate's shares in favor of the merger) pursuant to the terms of a "Stockholder's Agreement" dated October 25, 1994, among PAI, PAS and the Estate. The Stockholder's Agreement and proxy terminate upon termination of the Merger Agreement.

     Under the Merger Agreement, the Company's Board of Directors has retained the right to vote in favor of a "superior acquisition proposal" (as defined in Section 7.01(a)(ii) of the Merger Agreement). However, in such an event, the Company would be required to pay a termination fee as set forth in the Merger Agreement.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

       2.0 - Agreement and Plan of Merger dated as of October 25, 1994, among Park Acquisitions, Inc., Park Acquisitions Subsidiary, Inc., and Park Communications, Inc.

       10.0 - Stockholder's Agreement, dated as of October 25, 1994, among Dorothy D. Park, as the Personal Representative of the Estate of Roy H. Park, Park Acquisitions, Inc., and Park Acquisitions Subsidiary, Inc.

       27.0 - Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the third quarter ended September 30, 1994.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PARK COMMUNICATIONS, INC.




Date  November 8, 1994                  /s/ Dorothy D. Park
     -------------------             ------------------------------------
                                                Dorothy D. Park
                                     Chairman of the Board of Directors
                                     and Secretary




Date  November 8, 1994                  /s/ Wright M. Thomas
     -------------------             ------------------------------------
                                                Wright M. Thomas
                                     President, Chief Operating Officer,
                                     Assistant Secretary and Director



Date  November 8, 1994                  /s/ Randel N. Stair
     -------------------             ------------------------------------
                                                Randel N. Stair
                                     Vice President - Chief Financial
                                     Officer, Controller, Treasurer and
                                     Assistant Secretary (Principal
                                     Financial Officer)

                                 EXHIBIT INDEX


2.0 - Agreement and Plan of Merger dated as of October 25, 1994, among Park Acquisitions, Inc., Park Acquisitions Subsidiary, Inc., and Park
Communications, Inc.

10.0 - Stockholder's Agreement, dated as of October 25, 1994, among Dorothy D. Park, as the Personal Representative of the Estate of Roy H. Park, Park Acquisitions, Inc., and Park Acquisitions Subsidiary, Inc.

27.0 - Financial Data Schedule