Form 10-K
period 1994-12-31
PARK COMMUNICATIONS INC
filed 1995-02-24
CIK 726957

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
			  -------------------------
                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________to ______________

Commission file number       0-12743
                       ----------------
                     PARK COMMUNICATIONS, INC.
    ----------------------------------------------------------
    (Exact name of the registrant as specified in its charter)

           Delaware                             16-0986694
- ------------------------------           --------------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)           Identification No.)

          Terrace Hill, Ithaca, NY                 14850
 ----------------------------------------        ----------
 (Address of principal executive offices)        Zip Code

Registrant's telephone number, including area code (607) 272-9020
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on
                                         which registered
           None
Securities registered pursuant to Section 12(g) of the Act:

           Common Stock - Par Value $.16 2/3 Per Share
                         (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [XX]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X   No
						    ---	   ---
     As of February 15, 1995, the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $132,382,123.

     As of February 15, 1995, 23,327,316 shares of Common Stock, $.16 2/3 par value, were outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE
                    -- not applicable --

                    FORM 10-K ANNUAL REPORT - 1994

             PARK COMMUNICATIONS, INC. AND SUBSIDIARIES

                        TABLE OF CONTENTS

                             PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . 1-15
Item 2.   Properties . . . . . . . . . . . . . . . . . . .     15
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . .16-17
Item 4.   Submission of Matters to a Vote
          of Security Holders. . . . . . . . . . . . . . Not Applicable

                            PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Security Holder Matters  . . . . . . . . .18-19
Item 6.   Selected Financial Data. . . . . . . . . . . . . .   19
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . .  20-22
Item 8.   Financial Statements and Supplementary Data. . .  22-38
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . .  Not Applicable

                           PART III

Item 10. Directors and Executive Officers of the Registrant.39-41
Item 11.  Executive Compensation . . . . . . . . . . . . . .41-46
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .46-48
Item 13.  Certain Relationships and Related Transactions . .   48

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K . . . . . . . . . . . . . . . 49-55

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   56

                                  PART I

Item 1. Business
- ----------------

          As of January 31, 1995, Park Communications, Inc. owned and operated through its subsidiaries nine television stations, eleven AM and eleven FM radio stations, 30 daily newspapers, 17 Sunday newspapers, 28 non-daily newspapers and 46 non-daily controlled distribution publications. The Company's operations are located in 21 states. As discussed below, the Company has entered into an agreement to be acquired by a private investment concern for approximately $711.4 million. As used herein the "Company" means Park Communications, Inc., its Subsidiaries and Predecessors unless the context otherwise requires.

          The Company was incorporated in Delaware in 1971, as the holding and management company for various communications properties previously acquired by companies owned by Roy H. Park. As discussed below, Mr. Park died on October 25, 1993. Since its incorporation, the Company has increased its ownership of communications properties by means of acquisitions. The first television acquisition by a Park company was station WNCT-TV in Greenville, North Carolina in 1962. The first Park radio operations were WNCT-AM, acquired in 1963, and WNCT-FM, put on the air in 1963, both also in Greenville, North Carolina. The first Park newspaper acquisition was the Daily Sun, located in Warner Robins, Georgia, in 1972. The Company's most recent broadcast acquisition occurred in November 1993, when it purchased its ninth television station, KALB-TV in Alexandria, Louisiana, a VHF station affiliated with the NBC network. See "Business--Federal Regulation of Television and Radio Broadcasting" on pages 6-11 of this report.

          In 1977, the Company became the first owner of 21 broadcasting licenses, the maximum then allowed by law. In every year since 1977, the Company has made one or more newspaper acquisitions, with the exceptions of 1990, 1993 and 1994. In December 1993, the Company sold 33 of its smaller publications in 13 communities in 9 states. Included were 11 dailies (four with Sunday editions), 7 paid weeklies, 13 free-distribution shoppers and 2 monthlies. The dailies had a combined circulation of 37,675, each with less than 6,000 paid circulation. The sale of these publications was designed to allow the Company to focus its resources on larger publications.

          Prior to October 26, 1983, the Company was wholly owned by Mr. Park. On that date, the Company made a public offering of 2,219,625 shares (retroactively adjusted for stock splits) of the Company's Common Stock, representing 9.5% of the total shares outstanding as of the close of business on February 15, 1995. On March 11, 1986, pursuant to a public offering, the Company issued 6-7/8% Convertible Subordinated Debentures due March 15, 2011 (the "Debentures") in the principal amount of $50 million. As discussed below, on January 9, 1995, the Debentures were called for redemption, and all Debentures were, in lieu of redemption, converted into Company Common Stock.

          Roy H. Park died on October 25, 1993. At the time of his death, Mr. Park was the Company's Chairman of the Board of Directors and Chief Executive Officer, and the owner of approximately 89.7% of the Company's outstanding Common Stock. On December 10, 1993, Mr. Park's widow, Dorothy D. Park, was issued letters testamentary by the Surrogate's Court of Tompkins County, New York (File No. 93a180-P), authorizing and empowering her to act as the Personal Representative of Mr. Park's estate (the "Estate") to do and perform all acts requisite to the proper administration and disposition of the Estate under the laws of New York. As the Personal Representative of the Estate, Mrs. Park has the power, subject to the provisions of Mr. Park's will, applicable state law and Mrs. Park's fiduciary duties and obligations as Personal Representative, to control the shares of the Company previously held by Mr. Park, which power includes but is not limited to the power to vote and dispose of such shares.

          On March 25, 1994, at a Special Meeting of the Company's Board of Directors, Mrs. Park, as Personal Representative of the Estate, informed the Company of the Estate's decision to sell the Company Common Stock held by the Estate. In response to this announcement, the Board voted to seek a sale of the entire Company. The Company subsequently engaged an investment banking firm, Goldman, Sachs & Co., to assist it in this regard.

          On October 25, 1994, after an extensive auction process, the Company entered into an agreement to be acquired by a private investment concern, Park Acquisitions, Inc. ("PAI"), headed by investors Donald R. Tomlin, Jr. and Dr. Gary B. Knapp, for approximately $711.4 million, subject to certain adjustments discussed below. Based on 23,327,316 shares of the Company's Common Stock issued and outstanding as of February 15, 1995, the purchase price will constitute approximately $30.50 per share.

          On January 9, 1995, the Company issued a notice of redemption to the holders of all of its issued and outstanding Debentures. As of that date, Debentures in the principal amount of $45,351,000 were outstanding. Pursuant to the terms of the Indenture governing the Debentures, and as stated in the notice, Debenture holders could, in lieu of redemption, elect to convert their Debentures into Common Stock at the rate of 52.1739 shares per $1,000 face value of the Debentures. As of the close of business on February 15, 1995, all of the Debentures had been converted into Company Common Stock, resulting in an additional 2,366,056 shares outstanding and a total of 23,327,316 shares outstanding as of the close of business on that date. Although cash was paid in lieu of fractional shares, the amount paid was immaterial. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 below. As required by the Merger Agreement (defined below), PAI and its wholly owned subsidiary, Park Acquisitions, Inc. ("PAS"), consented to the redemption of the Debentures. As a result of the conversion of the Debentures, the Estate owned or controlled approximately 80.10% of the issued and outstanding Common Stock of the Company as of the close of business on February 15, 1995.

          Under the Agreement and Plan of Merger Among PAI, PAS and the Company dated as of October 25, 1994, as amended (the "Merger Agreement"), the Company is prohibited from making certain significant expenditures. Moreover, the Company is obligated to have at least $138 million cash on its books at closing of the transaction. If such amount is not on the Company's books at closing, the purchase price will be reduced by any shortfall. If the Company has more than $150 million cash on its books at closing, such excess amounts will be distributed to the Company's shareholders. However, the Company views this possibility as unlikely.

          Although the foregoing limitations on expenditures would preclude the Company from making any future acquisitions, if for whatever reason the Company is not sold or if PAI consents to such expenditures, future acquisitions could be financed from a variety of sources, including subordinated debt issued to sellers, current cash flow from operations, bank borrowings and the Company's available cash. If future acquisitions were to be made, it is unlikely that the Company would issue Common Stock as consideration for such acquisitions, although the Company might do so depending on future circumstances.

          The sale of the Company is contingent upon, among other things, receiving approval of the transaction by the Company's stockholders and receiving the consent of the Federal Communications Commission ("FCC") to the transfer of control of the Company and its broadcast licenses to PAI. Pursuant to the terms of the Stockholder's Agreement among PAI, PAS, and Dorothy D. Park, as Personal Representative of the Estate, the Estate has given a proxy to PAI and PAS to vote the Estate-held shares of the Company in favor of the transaction. On November 7, 1994, the Company and PAI filed with the FCC an application for consent to the transfer of control of the Company and its broadcast licenses to PAI (FCC File Nos. BTCCT-941107KJ, et seq.). To the Company's knowledge, only three objections to the transfer were submitted to the FCC by December 22, 1994, the final date for receipt of such objections. One party has requested leave to withdraw its petition to deny. Permitting withdrawal of that petition to deny, or reviewing the merits of that petition, regardless of whether leave to withdraw is granted, is in the discretion of the FCC. While review of these objections by the FCC could extend the time related to the granting of FCC consent, the Company does not believe that any of the objections will result in a denial of consent to the transfer. See "Item 3. Legal Proceedings," below.

          The Company's industry segments are television broadcasting, radio broadcasting and newspaper publishing. Financial information for these segments is detailed in and by reference to Note 7 under the caption "Notes to Consolidated Financial Statements" (pages 35-36) of the Company's 1994 financial statements set forth in Item 8 herein.

                          TELEVISION BROADCASTING

     The Company owns and operates six VHF and three UHF television stations. A listing of the television stations, their network affiliations and the markets they serve is set forth below:

               WBMG-TV (CBS) Birmingham, Alabama
               WTVQ-TV (ABC) Lexington, Kentucky
               KALB-TV (NBC) Alexandria, Louisiana
               WUTR-TV (ABC) Utica, New York
               WNCT-TV (CBS) Greenville, North Carolina
               WDEF-TV (CBS) Chattanooga, Tennessee
               WJHL-TV (CBS) Johnson City, Tennessee
               WTVR-TV (CBS) Richmond, Virginia
               WSLS-TV (NBC) Roanoke, Virginia

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

     In June 1994, two parties with direct broadcast satellite ("DBS") authorizations, Hughes Communications Galaxy, Inc. ("Hughes") under the trade name DIRECTV, Inc., and United States Satellite Broadcasting Company ("USSB"), initiated DBS service from a new high-powered satellite. In August 1994, Hughes and USSB launched a second satellite, which is now operational. Hughes and USSB currently provide over 150 channels of digital DBS service to subscribers. The Federal Communications Commission ("FCC") has approved or is considering applications to combine DBS authorizations. In December 1994, two DBS permittees, EchoStar Satellite Corporation and Directsat Corporation, merged their DBS authorizations upon approval from the FCC, and expect to commence service as early as fall 1995. Also, Advanced Communications Corporation has applied for authority to assign its DBS authorizations to TEMPO DBS, Inc., whose affiliate TEMPO Satellite, Inc., is a DBS permittee. TEMPO DBS, Inc. hopes to initiate DBS service in 1996. Three other parties hold authorizations to provide DBS service, but which have not yet launched their proposed satellites. The Company cannot predict the competitive effect of DBS operations on the terrestrial television broadcast industry in general or the Company's operations in particular.

     The Company's television broadcasting operations are dependent on a number of factors, including the general strength of the economy, population growth, overall advertising revenues, ability to provide attractive programming, ratings, relative efficiency compared to other advertising media, technological capabilities and governmental regulations and policies.

                            RADIO BROADCASTING

     The Company owns and operates eleven AM and eleven FM radio stations in eleven markets in eleven states. A listing of the radio stations and the markets they serve is set forth below:

               WNLS-AM/WTNT-FM Tallahassee, Florida
               KWLO-AM/KFMW-FM Waterloo, Iowa
               KJJO-AM/FM Minneapolis, Minnesota
               WPAT-AM/FM serving the Greater New York City Area
               WHEN-AM/FM Syracuse, New York
               WNCT-AM/FM Greenville, North Carolina
               KWJJ-AM/FM Portland, Oregon
               WNAX-AM/FM Yankton, South Dakota
               WDEF-AM/FM Chattanooga, Tennessee
               WTVR-AM/FM Richmond, Virginia
               KEZX-AM/FM Seattle, Washington

     The Company's radio stations employ various formats for their programming. The Company creates its own formats and purchases formats from various outside sources. The formats are adapted to the characteristics of each market.

     Substantially all of the Company's radio broadcasting revenues are derived from advertising.

COMPETITION--RADIO BROADCASTING

     The Company's radio stations compete for revenues with other advertising media such as newspapers and magazines distributed within their broadcasting area, other radio and television stations serving the same or nearby areas and billboard advertising. In addition, in January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS").
Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. The FCC will consider service and licensing regulations in a further rulemaking proceeding. Four applications for licenses to provide satellite DARS are currently pending before the FCC. In a rulemaking proceeding, the FCC is considering a proposed spectrum allocation for satellite DARS. There also are four applications on file at the FCC for satellite DARS licenses. Further, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals. As is the case with television, the Company's radio broadcasting operations are dependent on a number of factors, including the general strength of the economy, population growth, overall advertising revenues, an ability to provide attractive programming, ratings, relative efficiency compared to other advertising media, technological capabilities and governmental regulations and policies.

          FEDERAL REGULATION OF TELEVISION AND RADIO BROADCASTING

     The Company's television and radio broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Act"). Under authority of the Act, the FCC, among other things, assigns frequency bands for broadcasting; determines the particular frequencies, location and power of stations; issues, renews, revokes and modifies station licenses and related authorizations; regulates equipment used by stations; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operation and profitability of broadcast stations. For example, the FCC has imposed limitations on the amount of commercialization of television programs produced for children ages 12 and under. Recently, the FCC also increased the penalties to be imposed on stations for non-compliance with the FCC's equal employment opportunity policies, but suspended its imposition of the new forfeiture schedule pending examination of whether the proper procedures had been followed in its development.

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

     Since the number of AM, FM and TV broadcast stations is limited by FCC rules, any purchaser of the Company's Common Stock who currently has an interest in one or more AM, FM or TV stations, attributable to such person under the FCC rules, could possibly violate those rules if that person were to acquire an interest in the Company that resulted in the attribution of the Company's broadcast holdings to the stockholder. Generally speaking broadcast holdings are attributed to (a) any officer, director, partner or joint venturer of a broadcast licensee, or to an individual licensee; and (b) a stockholder with 5% or greater stock interest in a broadcast licensee provided, however, that if the stockholder is a mutual fund, bank trust department, insurance company or other qualifying investment entity, a 10% or greater interest results in attribution to the stockholder.

     In addition, if the purchaser of the Company's Common Stock has an attributable interest in either a cable television company or daily newspaper and acquires an attributable interest in the Company, violation of FCC rules could result, depending upon the location of the cable system or daily newspaper in relation to the broadcast stations controlled by the Company.

     As discussed above, Roy H. Park, the sole majority shareholder of the Company, died on October 25, 1993. See the discussion under "Item 1. Business" (page 2) above. Consent to the transfer of control of the Company (and its broadcast licensee subsidiaries) to Mr. Park's widow, Dorothy D. Park, as Personal Representative of the Estate of Roy H. Park, was granted by the FCC on January 27, 1994. On November 7, 1994, an application was filed with the FCC seeking its consent to the transfer of control of the Company (and its broadcast licensee subsidiaries) from Dorothy D. Park, Personal Representative of the Estate of Roy H. Park to Park Acquisitions, Inc. ("PAI"). To the Company's knowledge, only three objections to the transfer were submitted to the FCC by December 22, 1994, the final date for receipt of such objections. The Company or PAI, as appropriate, have filed responses to pleadings filed by David Lampel and by WVGO License Limited Partnership and its general partner, Benchmark Radio Acquisition Fund III Limited Partnership (collectively, "Benchmark"). It was determined that a response to the third objection was unnecessary. Benchmark subsequently requested leave to withdraw its petition to deny. Permitting withdrawal of the petition to deny, or reviewing the merits of that petition to deny, regardless of whether leave to withdraw is granted, is in the discretion of the FCC. The transfer application and the opposing pleadings have not yet been resolved by the FCC, and the Company cannot estimate when FCC action on the application might be expected.

BROADCAST LICENSES

     Broadcast licenses are granted for specific periods of time, and upon application, are renewable for additional terms. If a competing application is filed, or if a substantial and material question of fact is raised, or if for any reason the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, the FCC is required to hold a hearing on the renewal application. Petitions to deny license renewals and other applications are authorized to be filed against licensees and applicants. Such petitions can be used by interested parties, including members of the public, to raise issues before the FCC. All of the Company's nine television broadcast stations have been granted renewal of their broadcast licenses for five year terms. In an order released February 9, 1995, by the FCC Mass Media Bureau, the application for renewal of the license of the Company's television station in Birmingham, WBMG-TV, was granted on the condition that the station submit annual reports to the FCC describing the station's affirmative action efforts. Absent a decision by the FCC to reconsider the Bureau's order, either sua sponte or upon request of an interested party, such order will become final 40 days from its release. Twenty of the Company's 22 radio broadcast stations have been granted renewal of their broadcast licenses for seven year terms.
The licenses for KEZX AM/FM, Seattle, Washington, following FCC determination of shortfalls in the stations' equal employment opportunity ("EEO") plan, recently were renewed for a short term period ending February 1, 1995, in order to facilitate FCC monitoring of the stations' EEO program. The renewals also were conditioned on the submission of annual reports to the FCC describing the stations' affirmative action efforts. Applications for renewal of the KEZX-AM/FM licenses were filed on October 3, 1994, and remain pending, with no objections to the renewals having been filed. Under Section 307(c) of the Act, the stations are authorized to continue operating until a final decision on the renewal applications is made.

     There is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit an appeal from an FCC order denying informal objections filed on behalf of Lindsay Television, Inc. ("LTI"). Such objections related to the license renewal applications of 47 television stations in Maryland, Virginia, and the District of Columbia, including the Company's stations in Roanoke, Virginia (WSLS-TV) and Richmond, Virginia (WTVR-TV). The Company believes it is highly unlikely that LTI will prevail in its appeal or that the proceeding will have a material adverse effect on the Company's results of operations, financial condition, equity, liquidity and capital resources. See "Item 3. Legal Proceedings," below.

LIMITATION ON ACQUISITIONS

     Under FCC rules, limits are placed on an applicant's ownership, operation or control of television and radio broadcast stations, and the transferability of such licenses and facilities is restricted. Currently, one entity may have an attributable interest in 12 television stations nationwide. As to radio station ownership, one entity may have an attributable interest in 20 AM and 20 FM stations nationwide. Local limits vary according to market size, and in some circumstances, market share. In markets with 14 or fewer stations, one entity may own up to three stations, with no more than two in the same service, and only if the number of commonly owned stations is less than 50% of the total number of stations in the market. In markets with 15 or more stations, one entity may own up to 4 stations with no more than 2 in the same service, as long as the total combined audience share is less than 25% of the market. The Company owns no more than one station in each service in each of its markets. Accordingly, assuming compliance with the restrictions on market share and compliance with other ownership limitations, the Company would be qualified under this rule to acquire additional radio stations in its existing markets.

     FCC rules also place certain limits on common ownership, operation and other interests in (a) television and radio broadcast stations serving the same area ("one to a market" rule), (b) broadcast stations and newspapers serving the same area, and (c) television broadcast stations and cable systems serving the same area. The Company owns three radio-television station combinations (AM-FM-TV) that have been "grandfathered" -- i.e., allowed to continue notwithstanding the one-to-a-market rule -- because their acquisition by the Company predated the promulgation of the rule. These stations are located in Greenville, NC, Richmond, VA, and Chattanooga, TN. Grandfathering rights are not ordinarily transferrable, absent a wavier, however, and PAI has advised the FCC that the Company will divest itself of the six affected radio stations within one year after closing, if its application to acquire the Company is approved.

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

POSSIBLE NEW REGULATORY AND TECHNOLOGICAL DEVELOPMENTS, AND NEW LEGISLATION

     The Congress and the FCC have under consideration and may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company's broadcast properties. Such matters include, for example, a recently broadened review by the FCC of its limitations on television ownership, as noted above. Related to this proceeding is another in which the FCC has invited comment on various proposals to modify its "attribution" rules. Attribution essentially is the definition of the kinds of ownership or other interests that trigger application of the FCC's radio and television ownership rules. Among the proposals under consideration is one to increase the general attribution benchmark for voting stock from five to ten percent. (See "Limitations on Ownership of the Company's Stock and Other Matters," above.) Also, under re-examination is the license renewal process, including the legitimate renewal expectancy of an incumbent broadcast licensee as well as the standards to be applied to both contested and non-contested renewal applications and the adverse weight, if any, to be given to multi-station or multi-media or other communications ownership interests. Also various programming and advertising questions and licensee employment practices are being considered. In addition, the economic position and practices of the major television networks vis-a-vis program producers, distributors and affiliated stations are current matters of controversy. Other matters which could affect the Company's broadcast properties include: the proposed "privatization" of public broadcasting; technological innovations, including development of standards for high definition television production and broadcasting (HDTV) and digital audio broadcasting (DAB), affecting the mass communications industry; regulations governing satellite-to-home broadcasting; greater involvement of telephone companies in the provision of video services; technical and allocations matters such as the allocation of channels for additional radio and television broadcast stations, including low-power and television translator stations, which could cause electrical interference to and loss of audience and revenues for existing broadcast stations; and the provision of MMDS services, and potentially LMDS, that may provide television programming in competition with the Company's operations. The Company cannot predict the outcome or effect of these various matters. However, they could affect the Company's revenues and profits from broadcasting, either adversely or favorably.

     On December 4, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (the "Act") reregulating the cable industry became effective. In addition to imposing regulation of rates charged to cable subscribers, the new cable law imposes certain restrictions and obligations on the carriage of television signals by cable operators. The signal carriage, or "must carry," provisions of the Act require cable operators to carry the signals of qualified local commercial and non-commercial television stations and certain low power television stations. The Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming providers from carrying broadcast station signals without obtaining their consent in certain circumstances. Every three years, television broadcasters must make a choice between whether to proceed under the must carry rules or whether to waive that right to mandatory, but uncompensated, carriage and instead negotiate a grant of retransmission consent permitting the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. A challenge to the validity of the FCC's must carry rules was presented to the United States Supreme Court, which remanded the case to a lower court for further consideration. Federal courts of appeals previously have declared former versions of must carry provisions to be unconstitutional.

     The Act also codified the FCC's existing EEO regulations and reporting forms used by television broadcast stations. In addition, pursuant to the Act's requirements, the FCC has adopted new rules providing for a review of the EEO performance of each television station at the mid-point in its license term (in addition to a review at the time of renewal). Such a review will give the FCC an opportunity to inform the licensee of any improvements in recruiting practices that may be needed as a result of the review. See the discussion under the caption "Broadcast Licenses" on page 8 above.

     Pursuant to the United States FY 1994 Budget Reconciliation act, broadcast stations (as well as other spectrum users) are required to pay to the federal government a fee for use of the broadcast spectrum. Fees will range from $200
- - $900 for radio stations and from $4,000 - $18,000 for television stations. Imposition of these fees has not had and will not have a material effect on the Company.

                           NEWSPAPER PUBLISHING

     The Company publishes paid circulation newspapers, both daily and non-daily, as well as controlled distribution publications ("shoppers"). A listing of the Company's newspaper and advertising publications owned as of January 31, 1995, and the communities in which they are published, is set forth below:

                                  Georgia

Dailies:  The Daily Sun (Warner Robins)*
Controlled:  Daily Sun Extra (Warner Robins)/Robins Rev-up (Warner Robins)

                                   Idaho

Daily:  South Idaho Press (Burley)*
Non-Dailies:  The Wood River Journal (Hailey)/Minidoka County News
Controlled: The News Review (Burley)/The Sunrise Shopper (Burley)

                                 Illinois

Daily:  Effingham Daily News/Macomb Journal*

* Publishes Sunday newspaper

Controlled:  The Weekly Advertiser (Effingham)/Business News (Macomb)

                                  Indiana

Dailies: The Evening News (Jeffersonville)/The Pilot-News (Plymouth) Non-Dailies: Bremen Enquirer/Nappanee Advance News/Bourbon News- Mirror
Controlled: Clark County Journal (Jeffersonville)/Farm & Home News (Plymouth)/Nappanee Farm & Home News (Plymouth)/Golden Opportunities (Monthly) (Jeffersonville)

                                 Kentucky

Daily:  Commonwealth Journal (Somerset)*
Non-Dailies: The Carlisle Mercury/The Grayson Journal- Enquirer/The Greenup County News/Grayson County News-Gazette (Leitchfield)/Sentinel Echo (London)/The Morehead News/Menifee County News (Morehead)/Olive Hill Times/News-Democrat & Leader (Russellville)/McCreary County Record (Somerset)
Controlled: The Mercury Plus (Carlisle)/The Grayson County Advertiser (Leitchfield)/The County Neighbor (Somerset)/Shopping News (Morehead)/The Logan Advertiser (Russellville)/Lake Cumberland Shopper (Somerset)

                                 Michigan

Daily:  The Daily Reporter (Coldwater)
Controlled:  The Extra (Coldwater)

                                 Minnesota

Daily:  The Pioneer (Bemidji)*
Non-Daily:  The Blackduck American (Blackduck)
Controlled: The Advertiser, The Mid-Week Advertiser (Bemidji)/The Blackduck Shopper

                                 New York

Dailies: Register Star (Hudson)*/Union-Sun & Journal (Lockport)/The Daily Courier-Observer (Massena)/The Journal Register (Medina)/The Journal (Ogdensburg)*
Non-Dailies: Albion Advertiser/St. Lawrence Plaindealer (Canton)/The Chatham Courier
Controlled:  Tri-County News (Lockport)/Eastern Niagara Edition
(Medina)/Pennysaver (Medina)/TV Signals (Medina)/Rural News
(Ogdensburg)/Columbia Views (Hudson)

                              North Carolina

Dailies:  Citizen News-Record (Aberdeen)*/The Sampson Independent
(Clinton)*/The Concord Tribune*/The Daily News (Eden)/Bladen Daily Journal (Elizabethtown)/The Daily Independent (Kannapolis)*/The Robesonian (Lumberton)*/The McDowell News

*Publishes Sunday newspaper

(Marion)/The News Herald (Morganton)*/The Richmond County Daily Journal (Rockingham)*/Statesville Record & Landmark*
Non-Dailies: News-Herald (Ahoskie)/Mecklenburg Gazette (Davidson)/Gates County Index (Gatesville)/Northampton News (Jackson)/Mooresville Tribune/Commonwealth (Scotland Neck)/The North Carolina Beacon (Research Triangle Park)/The Valdese News
Controlled: The Golf Outlook (Aberdeen)/Golden Opportunities (Ahoskie)/Sampson County Shopping Guide and TV Schedule (Clinton)/The Cabarrus Observer Nugget (Concord/Kannapolis)/The Edge (Concord/ Kannapolis) The Virginia Carolina Beacon (Eden)/The Southeastern Times (Elizabethtown)/The Robeson Mid- Weekly (Lumberton)/McDowell Express (Marion)/The Old Fort Post (Marion)/Shoppers Guide (Mooresville/Davidson)/The Burke County Observer (Morganton)/Murfreesboro Advantage/The Journal Advantage (Rockingham)/Landmark Observer (Statesville)

                               North Dakota

Daily:  The Daily Journal (Devils Lake)
Controlled:  The Country Peddler (Devils Lake)

                                 Oklahoma

Dailies: News Capital & Democrat (McAlester)*/Sapulpa Daily Herald* Non-Dailies: Hartshorne Sun
Controlled:  Southeast Oklahoma Shopping News (McAlester)/Herald Extra
(Sapulpa)

                                 Virginia

Dailies:  The Journal Messenger (Manassas)/The News-Virginian (Waynesboro)
Controlled:  The Journal Extra (Manassas)/Shenandoah Shopper (Waynesboro)

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

     Non-daily newspapers are published one or more times per week.
Non-dailies are published in 28 markets in 8 states. Many of the markets where non-dailies are published are too small to support a daily newspaper. In almost all cases, such markets are close to cities where the Company publishes daily newspapers.

     Shoppers are generally distributed free, on a weekly basis. They contain certain local and classified advertising with little originally produced news or editorial comment. The Company publishes shoppers in many of the markets where it also publishes

* Publishes Sunday newspaper
daily or non-daily newspapers. Shoppers typically are distributed to non-subscribers of a Company daily or non-daily newspaper and allow the Company to cover an entire market with advertising contained in its publications.

     In December, 1993, the Company sold 33 of its smaller publications in 13 communities in 9 states. Included were 11 dailies (4 with Sunday editions), 7 paid weeklies, 13 free-distribution shoppers and 2 monthlies. The dailies had a combined circulation of 37,675, each with less than 6,000 paid circulation. The sale of these publications was designed to allow the Company to focus its resources on larger publications.

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

     The basic raw material of publishing operations is newsprint. The Company purchases newsprint under contract with 18 suppliers in the United States and Canada, the 5 largest of which provide approximately 94% of the tonnage used by the Company. In accordance with the industry practice the Company's newsprint contracts generally have one-year terms and provide for tonnage at prices determined from time to time by the suppliers. The Company believes that its newsprint sources of supply under existing arrangements are adequate and that there are adequate alternative sources of supply.

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

                                 EMPLOYEES

     The Company currently employs approximately 2,100 full-time persons, of whom 590 are in its television operations, 1,220 are in its newspaper operations, 260 are in its radio operations and 30 are in the Ithaca, N.Y. headquarters. Two broadcasting operations have a total of approximately 14 full-time employees represented by unions. The Company has never experienced a strike or work stoppage, and believes it has good relations with its employees.


Item 2. Properties
- --------------------
     The Company uses equipment, buildings and land at each of the locations listed above in "Item 1. Business" under the headings "Television
Broadcasting," "Radio Broadcasting," and "Newspaper Publishing." For a discussion of the acquisition of properties by certain of the Company's operating subsidiaries from RHP Incorporated, a company currently controlled by the Company's Chairman, see "Item 13. Certain Relationships and Related Transactions," below. No one location's property is material to the Company's overall operations.

     The Company's television stations are located in offices and studio buildings of typically 8,000 square feet. All nine buildings are owned by the Company. These stations transmit from antennas located on towers ranging from 840 feet to 2,300 feet above average terrain. Of the nine towers, the Company owns eight and leases one tower under a lease expiring in 2015.

     The Company's radio stations are typically located in 3,000 to 4,000 square foot offices and studio buildings. Of its eleven radio locations, nine are owned and two are leased under leases expiring in 1999 and 2001.
Generally, the tower and antenna are located at a distance from the office and studio, to obtain a height advantage. The Company's radio station towers range from 150 feet to 2,000 feet above average terrain. Of 22 towers, the Company owns 18 towers and leases four towers under leases expiring in various years from 1996 through 2003.

     The Company's daily newspaper operations are typically housed in 10,000 square foot, one-story buildings. Of the 30 daily newspaper buildings, 28 are owned and two are leased under leases expiring in 1996 and 2003. All of the Company's daily newspapers own their own printing presses, with the exception of one daily newspaper, which leases its press.

     The Company does not anticipate any material difficulties in renewing the leases referred to above. The Company believes that its properties are generally adequate for its operations, although opportunities to upgrade facilities are continuously reviewed.

Item 3. Legal Proceedings
- -------------------------
     As noted above under the caption "Broadcast Licenses", in an order released February 9, 1995, by the FCC Mass Media Bureau, the application for renewal of the license of the Company's television station in Birmingham, WBMG-TV, was granted on the condition that the station submit annual reports to the FCC describing the station's affirmative action efforts. Absent a decision by the FCC to reconsider the Bureau's order, either sua sponte or upon request of an interested party, such order will become final 40 days from its release. Even if the FCC were to reconsider the Bureau's order, management believes that the station's license ultimately will be renewed, without a material adverse effect on the Company's results of operations, financial condition, equity, liquidity and capital resources.

     On January 31, 1994, the licenses held by Roy H. Park Broadcasting of Washington, Inc. (a wholly owned subsidiary of the Company), to operate radio stations KEZX-AM and KEZX-FM, Seattle, Washington, were renewed for a short term period ending February 1, 1995, with the requirement that annual reports be submitted relating to the station's Equal Employment Opportunity Program. Applications for renewal of the KEZX-AM/FM licenses were filed on October 3, 1994, and remain pending, with no objections to the renewals having been filed. Under Section 307(c) of the Communications Act of 1934, as amended, the stations are authorized to continue operating until final a decision on the renewal applications is made.

     As noted above (see "Limitations on Ownership of the Company's Stock and Other Matters"), the currently pending application for transfer of control of the Company and its broadcast subsidiary licensees has, to the Company's knowledge, been opposed by only three parties, although one party, WVGO License Limited Partnership and its general partner, Benchmark Radio Acquisition Fund III Limited Partnership, has requested leave to withdraw its petition to deny. Permitting withdrawal or reviewing the merits of that petition, regardless of whether leave to withdraw is granted, is in the discretion of the FCC. The Company cannot estimate when FCC action on the application might be expected.

     There is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit an appeal from an FCC order denying informal objections filed on behalf of Lindsay Television, Inc. ("LTI"). LTI, having been denied a permit to construct a new television station at Charlottesville, Virginia on the grounds that its proposed facility would cause interference to the National Radio Astronomy Observatory at Green Bank, West Virginia, challenged the license renewal applications of 47 television stations in Maryland, Virginia, and the District of Columbia, including the Company's stations in Roanoke, Virginia (WSLS-TV) and Richmond, Virginia (WTVR-TV). LTI asserted that it was being unfairly singled out inasmuch as the renewal applicants had not had to demonstrate that their stations would not cause similar interference. The FCC rejected LTI's arguments and dismissed the informal objections on May 11, 1994. On June 10, 1994, LTI appealed to the Court of Appeals. The FCC has filed an opposing brief in which, inter alia, it argues that LTI lacks standing to challenge the grants of the renewal applications. The case is scheduled for oral argument on March 27, 1995. The Company believes it is highly unlikely that LTI will prevail in its appeal or that the proceeding will have a material adverse effect on the Company's results of operations, financial condition, equity, liquidity and capital resources.

     The Company is not a party to any other lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's results of operations, financial condition, equity, liquidity and capital resources.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
     Not applicable.

                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
- ----------------------------------------------------------

The Company's Common Stock has traded in the over-the-counter market and has been quoted on NASDAQ (symbol PARC) since its initial public offering in October, 1983. On January 22, 1985, the Common Stock commenced trading in the NASDAQ National Market System. As of the close of business on February 15, 1995, there were 558 holders of record of the Company's Common Stock; the latest trading price of the Company's Common Stock was $28.75 on that date. The following table sets forth for the periods indicated and as reported by NASDAQ and as adjusted to give retroactive effect to the three-for-two stock splits in the form of 50% stock dividends distributed in August, 1985, and September, 1989, the range of high and low bid quotations through January 21, 1985, and the high and low sale prices subsequent to the January 22, 1985, inclusion of the Common Stock in the NASDAQ National Market System.

Calendar Year            High           Low
1983                     10 1/4          8 1/4
1984                     12 7/8          8 1/4
1985                     16 5/8         11 3/4
1986                     23             14 5/8
1987                     24 3/8         16
1988                     19 7/8         16 3/8
1989                     25             17 3/8
1990                     22 1/4         10 1/4
1991                     16 1/2         13 1/4
1992                     18 1/4         14
1993
  First Quarter          20 1/4         17 1/4
  Second Quarter         20 1/2         18
  Third Quarter          20             18
  Fourth Quarter         24             19
1994
  First Quarter          23 3/4         19
  Second Quarter         24             21 1/4
  Third Quarter          24 7/8         23
  Fourth Quarter         29             25 7/8

Market makers for Park Communications, Inc., as of December 31, 1994, are: The Goldman, Sachs Group, L.P.; First Albany Corporation; Wechsler & Krumholz, Inc.; Herzog, Heine, Geduld, Inc.; Morgan Stanley & Co., Inc.; Mayer & Schweitzer Inc.; Nash Weiss/Div. of Shatkin Investments; Neuberger & Berman; Rauscher Pierce Pefsnes, Inc.; Troster Singer Corp.; and Weeden and Co., Inc.

     The Company has never declared or paid any dividends and has no present intention of doing so. Pursuant to the terms of the Merger Agreement with PAI, the Company has agreed not to pay any dividends or make certain significant expenditures prior to closing of the sale of the Company to PAI. If for whatever reason the Merger Agreement is terminated, the declaration of dividends in the future would be within the discretion of the Company's Board of Directors, who would review such dividend policy from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 below.

Item 6. Selected Financial Data
- -------------------------------

                          SELECTED FINANCIAL DATA
                              (CONSOLIDATED)

                                          Year Ended December 31
                              1994      1993     1992      1991      1990

Gross Revenue               $184,864   172,072  159,870  $149,180  $159,634
Net income                    27,305    18,780   17,223    11,855    18,850
Net earnings per
 share -- primary           $   1.32   $   .91  $   .83  $    .57  $    .91
Total assets                 366,786   342,621  324,837   305,891   298,956
Long-term debt, excluding
 current maturities           49,248    54,368   54,028    54,660    56,153
Weighted average shares
 outstanding                  20,744    20,702   20,700    20,700    20,700

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations
- -----------------------------------------------------------------
1994 COMPARED TO 1993

     In calendar 1994, the Company's gross revenue increased $12,800,000 (7%) compared to 1993. The television division's gross revenue increased $15,300,000 (24%), due first, to strong gains in local/regional, national and political advertising, and second, to the acquisition in November, 1993 of KALB-TV in Alexandria, Louisiana. The radio division's gross revenue increased $5,400,000 (22%) due to strong improvement in local/regional and national advertising. The newspaper division's gross revenue decreased $7,900,000 (9%) because the operating revenues of the Company's smaller newspapers that were sold in December, 1993 are not included in 1994.

     Operating income before depreciation and amortization increased $14,100,000 (30%) compared to 1993. Management of the Company relies on this line item for monitoring cash flows and trends in operating results and pricing of Company acquisitions historically have been based on a multiple of this line item. The television division's operating income increased $8,200,000 (35%) due to the reasons discussed above. The newspaper division's operating income increased $3,800,000 (20%) primarily due to increases in advertising revenues at the Company's newspapers and control of operating expenses. The radio division's operating income increased $2,100,000 (48%) due to the reasons discussed above.

     The net income for 1994 increased $8,500,000 (45%) compared to the same period in 1993.

     Operating cash flow (net income plus depreciation and amortization) increased $8,200,000 (24%) in 1994 from 1993.

1993 COMPARED TO 1992

     In calendar 1993, the Company's gross revenue increased $12,200,000 (8%) compared to 1992. The television division's gross revenue increased $6,400,000 (11%), primarily due to strong improvement in local/regional advertising, and partially due to the acquisition in November, 1993, of KALB-TV in Alexandria, Louisiana. The radio division's gross revenue increased $3,700,000 (17%), primarily due to improved local/regional advertising and partially due to the acquisition in October, 1992, of WNLS-AM/WTNT-FM in Tallahassee, Florida. The newspaper division's gross revenue increased $2,200,000 (3%).

     Operating income before depreciation and amortization increased $4,100,000 (10%) compared to calendar year 1992. The television division's operating income increased $4,100,000 (22%) due to the reasons discussed above. The radio division's operating income increased $800,000. The newspaper division's operating income decreased $800,000 (4%).

     Net income for calendar 1993 increased $1,600,000 (9%) from 1992 due to the reasons discussed above.

     Operating cash flow (net income plus depreciation and amortization) increased $2,300,000 (7%).

                                 LIQUIDITY

     For the calendar year 1994, the net cash provided by operating activities was $41,600,000. The net cash provided by investing and financing activities was $21,300,000 during 1994. As of December 31, 1994, the Company had $143,500,000 in cash, cash equivalents, and short-term investments. The Company's current ratio (comparison of current assets to current liabilities), a key indicator of liquidity, was a strong 9.9 to 1 as of December 31, 1994.

     The Company expects that in calendar 1995, net cash provided by operating activities will enable it to fund known investing and financing activity requirements.

     Previously, the Company's dividend policy has been to retain its earnings for use in its business and not to pay cash dividends. On October 25, 1994, the Company entered into an agreement to sell the Company through an all-cash merger to a private investment concern for a total purchase price of $711,427,000. A portion of the purchase price will be paid from the proceeds of a $573,427,000 loan to be made to the acquiror; the remainder of the purchase price ($138,000,000) will be derived from cash on the Company's books at closing of the acquisition. Under the terms of the merger agreement relating to the proposed acquisition, as amended, the Company is obligated to ensure that such amount will be on the Company's books at closing; if such amount is not on the Company's books at closing, the purchase price will be reduced by the amount of any shortfall, which could, in turn, reduce the per share price received by the Company's shareholders. The Company is also obligated to refrain from making dividends, distributions and certain significant expenditures prior to the closing date, unless consented to by PAI. In this regard, PAI consented to the redemption of the Company's outstanding Debentures. However, in lieu of redemption, all outstanding Debentures were converted into Company Common Stock and, although cash was paid in lieu of fractional shares, the amount paid in lieu of fractional shares was immaterial. In addition, with respect to the Debentures which were converted, the Company was not obligated to pay accrued interest on such Debentures. While the Company believes that its cash flows will be sufficient to meet its liquidity needs, if such cash flows are insufficient, the Company may be required to meet its liquidity needs through its available cash, thereby resulting in a reduction of the purchase price for the Company.

     If the acquisition is not consummated, the Company might seek to sell to another purchaser or might seek to sell the Company's assets to one or more purchasers (e.g., selling one or more divisions or particular properties). Depending upon how such a transaction were structured, the Company's liquidity could be significantly affected.

     Over the last three calendar years inflation affected the Company's performance in terms of higher costs for wages, salaries and equipment. The Company, however, was able to offset these rising costs in part by increasing advertising and circulation rates at most newspapers and by raising the effective advertising rates in most television and radio broadcasting stations. Management does not anticipate that inflation will have a material effect on the Company's operations during the calendar year 1995.

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

          The Consolidated Financial Statements of the Company and its subsidiaries as of December 31, 1994, are included on the following pages.

          Supplementary data is not applicable.

                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 1994

Report of Ernst & Young LLP Independent Auditors
Board of Directors and Shareholders
Park Communications, Inc.

We have audited the accompanying consolidated balance sheets of Park Communications, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Communications, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes, as required by FASB Statement No. 109, "Accounting for Income Taxes."

					Ernst & Young LLP
Syracuse, New York
January 27, 1995

- -------------------------------------------------
Park Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
- -------------------------------------------------
 (Dollars in Thousands Except Share and Per Share
Amounts)

Assets                                                    December 31
                                                      1994          1993
Current Assets:
 Cash, cash equivalents and short-term investments. $143,500 $116,552 Accounts receivable, less allowance for doubtful
   accounts of $1,598 in 1994 and $1,399 in 1993...    22,235      21,006
 Inventory.........................................     1,170       1,201
 Film contracts....................................     2,446       2,485
 Consulting/non-compete contracts..................       825         915
 Other.............................................     3,597       3,807

   Total current assets............................   173,773     145,966

Property, Plant and Equipment:
 Land and improvements.............................    13,431      12,685
 Buildings and leasehold improvements..............    31,522      28,329
 Newspaper equipment...............................    23,752      22,101
 Broadcast equipment...............................    61,455      59,897
 Furniture and fixtures............................    10,535       9,723
 Autos and trucks..................................     3,956       3,474
                                                      144,651     136,209
 Less accumulated depreciation and amortization....   (68,909)    (64,346)
                                                       75,742      71,863

Intangible assets, net..............................  109,797     116,096

Film contracts......................................    2,777       2,431
Consulting/non-compete contracts....................    3,390       4,503
Other assets........................................    1,307       1,762

                                                     $366,786    $342,621

The accompanying notes are an integral part of the consolidated financial statements.

- -------------------------------------------------
Park Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
- -------------------------------------------------
(Dollars in Thousands Except Share and Per Share Amounts)

Liabilities and Shareholders' Equity                    December 31
                                                      1994        1993
Current Liabilities:
 Current maturities of long-term debt............. $    713    $  2,762
 Current maturities of film contracts.............    2,521       2,410
 Accounts payable.................................    2,539       3,052
 Consulting/non-compete contracts.................      877         936
 Interest.........................................      944       1,066
 Income taxes.....................................    2,959       4,347
 Accrued liabilities..............................    4,027       3,964
 Deferred income..................................    2,909       2,781

   Total current liabilities......................   17,489      21,318

Long-term debt.....................................  49,248      54,368
Consulting/non-compete contracts...................   3,718       4,591
Deferred income taxes..............................  10,601       8,738

   Total liabilities..............................   81,056      89,015

Commitments (See Note 10)

Shareholders' Equity:
 Common stock-par value $ .16 2/3 per share:
   Authorized 32,000,000 shares
      Issued and outstanding 20,961,205 shares in
       1994 and 20,708,977 in 1993................    3,494       3,452
 Paid in capital..................................   18,701      13,924
 Retained earnings................................  263,535     236,230

Total shareholders' equity........................  285,730     253,606
                                                   $366,786    $342,621

The accompanying notes are an integral part of the consolidated financial statements.

- -------------------------------------------------
Park Communications, Inc. and Subsidiaries
Consolidated Statements of Income and Retained Earnings
- -------------------------------------------------
 (Dollars in Thousands Except Per Share Amounts)
                                               Year Ended December 31
                                            1994         1993       1992
Revenue:
 Broadcasting..........................   $108,054     $ 87,321   $ 77,286
 Newspapers............................     76,810       84,751     82,584

   Gross revenue.......................    184,864      172,072    159,870

 Less agency and national
   representative commissions..........     15,961       12,763     11,331

   Net revenue.........................    168,903      159,309    148,539

Operating expenses:
 Cost of sales.........................     58,767       62,517     59,214
 Selling, general and administrative...     48,931       49,726     46,347
                                           107,698      112,243    105,561
   Operating income before depreciation
    and amortization...................     61,205       47,066     42,978

Depreciation and amortization:
 Depreciation..........................      8,142        7,775      6,913
 Amortization..........................      3,743        4,330      4,705
 Amortization of excess of cost over net
   assets acquired.....................      2,558        2,682      2,467
                                            14,443       14,787     14,085
   Operating income....................     46,762       32,279     28,893

Interest expense........................    (3,722)      (3,730)    (3,835)
Interest income.........................     5,659        4,952      5,516
Other expense...........................    (1,475)        (470)      (473)
     Income before income taxes.......      47,224       33,031     30,101
Provision for income taxes..............    19,919       14,251     12,878

   NET INCOME..........................     27,305       18,780     17,223

Retained earnings, beginning of year....   236,230      217,450    200,227

   RETAINED EARNINGS, end of year......   $263,535     $236,230   $217,450

Earnings per share:
   Primary.............................   $   1.32     $    .91   $    .83
   Fully diluted.......................   $   1.27     $    .90   $    .83

The accompanying notes are an integral part of the consolidated financial statements.

- -------------------------------------------------
Park Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
- -------------------------------------------------
(Dollars in Thousands)                             Year Ended  December 31
                                                   1994      1993      1992
Operating Activities:
 Net income.....................................$ 27,305  $ 18,780  $ 17,223
 Adjustment to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization................  14,443    14,787    14,085
   Amortization of film contract rights and
    consulting/non-complete contracts included
    in operating expenses.......................   4,194     3,842     4,004
   Payments on film contract liabilities........  (2,955)   (2,757)   (2,718)
   Payments on consulting/non-compete contracts.    (932)   (1,225)   (1,183)
   Provision for losses on accounts receivable..     897       919       622
   Provision for deferred income taxes..........     982       272       (92)
   Loss (gain) on sale of property, plant
    and equipment...............................      48       291       (27)
   Changes in operating assets and liabilities
    net of effects from the purchase and
    disposal of companies:
      Accounts receivable.......................  (2,126)   (1,738)      (79)
      Inventory and other assets................     636      (187)      967
      Accounts payable and accrued liabilities..  (1,055)   (1,139)      818
      Deferred income..........................      128       169       268
       Net cash provided by operating activities  41,565    32,014    33,888

Investing Activities:
 Purchase of short-term investments.............(241,954)  (62,586) (125,563)
 Proceeds from short-term investments........... 277,843    66,929   107,750
 Purchases of property, plant and equipment..... (12,517)   (5,621)   (5,147)
 Purchases of acquired companies, net of cash
   acquired.....................................     ---   (19,184)  (22,303)
 Proceeds from sale of property, plant, and
   equipment ...................................     448        86       284
 Proceeds from sale of companies ...............     ---     6,336       ---
      Net cash provided by (used in) investing
      activities................................  23,820   (14,040)  (44,979)

Financing Activities:
 Principal payments on long-term debt...........  (2,757)  (2,570)    (1,846)
 Proceeds from issuance of common stock.........     209       144       ---
      Net cash (used) by financing activities...  (2,548)  (2,426)    (1,846)

   Increase (decrease) in cash and cash
    equivalents.................................  62,837    15,548   (12,937)

Cash and cash equivalents, beginning of year....  21,232     5,684    18,621
Cash and cash equivalents, end of year..........$ 84,069  $ 21,232  $  5,684

Summary:
 Cash and cash equivalents as above.............$ 84,069  $ 21,232  $  5,684
 Short-term investments.........................  59,431    95,320    99,663
                                                $143,500  $116,552  $105,347
The accompanying notes are an integral part of the consolidated financial statements.

Park Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

     Cash Equivalents and Short-Term Investments
     Cash equivalents are investments with maturities of three months or less when purchased. Short-term investments, primarily GEC, GMAC, and Goldman Sachs commercial paper, are investments with maturities in excess of three months. At December 31, 1994 all investments are due to mature within one year.

     Effective January 1, 1994 the Company adopted FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under the new rules, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. The investments at December 31, 1994 are classified as securities held to maturity. These investments are stated at amortized cost, which approximates their estimated fair value. Such amortization along with interest on investments is included in interest income.

     Inventory Valuation
     Broadcast inventories are stated at the lower of cost (first-in; first-out method) or market.

     Newspaper inventories, consisting primarily of newsprint, are stated at the lower of cost (primarily last-in; first-out method) or market. The effect of using the last-in; first-out method (compared with the first-in; first-out inventory method) is not considered significant.

     Property, Plant, Equipment and Depreciation
     Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the asset except for leasehold improvements, which are amortized on the straight-line method over the lease period. Accelerated methods are used for income tax reporting purposes whenever available. Deferred income taxes are provided for this timing difference between financial and income tax reporting methods.

     Film Contract Rights
     Film contract rights and the related liabilities are recorded at full contract prices when purchased. The costs are charged to operations based on the usage of films.

     Consulting/Non-Compete Contracts Certain subsidiary companies have consulting/non-compete contracts expiring through 2010. Costs are amortized on a straight-line basis over the terms of the related agreements.

     Intangible Assets
     Intangible assets are stated at cost and consist of advertising contracts, network contracts, subscription lists, other intangibles (primarily newspaper morgues, FCC licenses and audience valuations), and excess of cost over net assets acquired. Intangible assets other than excess of cost over net assets acquired, are being amortized by the straight-line method over estimated lives ranging primarily from 7 to 40 years.

     Network contracts ($8,238,000) acquired prior to October 31, 1970 were assigned a cost upon acquisition and are not being amortized since, in the opinion of management, there has been no diminution of value of these acquired contracts.

     Excess of cost ($1,214,000) of businesses acquired prior to October 31, 1970 is not being amortized since, in the opinion of management, there has been no diminution of value of these acquired businesses. Excess of cost incurred since October 31, 1970 is being amortized by the straight-line method over a period of 40 years.

     The carrying value of goodwill and other intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill or other intangibles will not be recoverable, as determined based on future expected cash flows or other fair market value determinations, the company's carrying value of the goodwill or other intangibles is reduced.

     Income Taxes

     Effective January 1, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." The cumulative effect of the accounting change was not material to net income for 1993.

     Deferred Income
     Deferred income is recorded on subscriptions prepaid by customers. Such income is recognized when earned.

     Earnings Per Share
     Earnings per share of common stock is computed on the weighted average number of common shares outstanding during each year. (dollars and shares in thousands except per share amounts):
                                                    Year  Ended December 31
                                                    1994       1993      1992
     Primary:
        Average Shares..........................    20,744    20,702    20,700

        Net income..............................  $ 27,305  $ 18,780  $ 17,223

        Per Share amount........................  $   1.32  $    .91  $    .83

     Fully diluted:
         Average shares
         outstanding............................    20,744    20,702    20,700

     Assumed conversion
         of 6.875% convertible
         subordinated debentures................     2,571     2,608   -- (a)
     Totals.....................................    23,315    23,310    20,700

     Net income.................................  $ 27,305  $ 18,780  $ 17,223

     Add 6.875% convertible
        subordinated debenture
        interest, net of taxes..................     2,238     2,267   -- (a)
     Totals.....................................  $ 29,543  $ 21,047  $ 17,223


     Per share amount...........................  $   1.27  $    .90  $    .83

     (a) Conversion of 6.875% convertible subordinated debentures would increase earnings per share.

2.  Intangible Assets

    Intangible assets are comprised of the following (dollars in thousands):

                                                     December 31,
                                                   1994       1993

   Advertising contracts................       $  16,223  $  16,223
   Network contracts....................          10,688     10,688
   Subscription lists...................          26,017     26,017
   Other intangibles....................          30,956     30,956
   Excess of cost over net assets
    acquired............................         102,813    102,811
                                                 186,697    186,695
   Less accumulated amortization........          76,900     70,599

                                               $ 109,797  $ 116,096


3. Acquisitions and Dispositions

   The Company acquired one television station in Louisiana in 1993, and one television station in Kentucky, two radio stations in Florida, four news-paper publications in Kentucky, Illinois, and North Carolina in 1992.

   All of the acquisitions, which were not significant, were accounted for as purchases and, accordingly, their results of operations since acquisition have been included in the consolidated financial statements. Pro-forma financial information is not presented as results of operations prior to acquisition are not significant.

   The excess of cost over net assets acquired amounted to $809,000 in 1993 and $9,242,000 in 1992 and is being amortized over 40 years.

   On December 31, 1993 the Company sold newspaper publications in 13 of its smaller markets. Of these, 11 were daily newspapers, all with paid circulation under 6,000. The impact of the sale of these publications was not material to net income in 1993.

4.  Long-Term Debt

    The Company's long-term debt is comprised of the following (dollars in thousands):
                                                       December 31
                                                 1994          1993
    6 7/8% Convertible subordinated
     debentures due March 15, 2011 (a).........$ 45,351      $ 49,995

    Subordinated notes of certain news-
     paper subsidiaries due to former
     owners (b)................................     744         1,193

    Promissory notes (b).......................   1,400         3,708

    Film contracts, due in varying amounts
     through 1999..............................   4,987         4,644
        Total debt.............................  52,482        59,540

    Less: Current maturities of long term debt      713         2,762
          Current maturities of film contracts    2,521         2,410

          Long-term debt.......................$ 49,248      $ 54,368

(a) On March 11, 1986, the Company issued $50,000,000 principal amount of 6 7/8% convertible subordinated debentures due March 15, 2011 (the "debentures"). The debentures are convertible at anytime prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion ratio of 52.1739 shares of common stock for each $1,000 principal amount of debentures. The debentures were called for redemption by the Company on January 9, 1995 (see Note 10).

(b) The subordinated notes are payable in various installments through 1998 with interest primarily from 6% to 9%. Substantially all subordinated debt is collateralized by property, plant and equipment or capital stock of the acquired company. The promissory notes are payable in various installments through 1998 with interest primarily from 5% to 8%.

     Cash payments of interest were $3,788,000 in 1994, $3,787,000 in 1993 and $3,822,000 in 1992.

     The Company's long-term debt has a carrying value of $52,482,000 and a fair market value of $71,926,000 at December 31, 1994. The fair market value of the Company's long-term debt is determined primarily based on the quoted market price of the Company's convertible subordinated debentures (See Note 10).

     The aggregate annual maturities on long-term debt, including film contracts, payable over the next five years are as follows (dollars in thousands):
                       Year                    Amount
                       1995................    $3,234
                       1996................     1,814
                       1997................     1,278
                       1998................       783
                       1999................        22

5.  Income Taxes

    Federal and state income tax expense is summarized as follows (dollars in thousands):
                                              Year Ended December 31
                                             1994       1993        1992
    Federal:
     Current............................    $ 15,820   $ 11,488  $ 10,670
     Deferred...........................         786        240      (146)
                                              16,606     11,728    10,524
    State:
     Current............................       3,117      2,491     2,300
     Deferred...........................         196         32        54
                                               3,313      2,523     2,354

   Total income tax expense.............    $ 19,919   $ 14,251  $ 12,878

   Deferred tax expense results from timing differences arising primarily from the use of accelerated depreciation methods for tax purposes.

   The items comprising the differences in taxes on income computed at the U.S. statutory rate and the amount provided by the Company are as follows (dollars in thousands):
                                               Year Ended December 31
                                             1994       1993       1992
    Computed tax expense at
     U.S. statutory rate................  $ 16,529   $ 11,562   $ 10,234
    Increase in tax expense
     resulting from:
      State income taxes, net of
        federal income tax benefit           2,153      1,640      1,554
      Amortization not tax
        deductible......................       879        928        839
      Miscellaneous, net................       358        121        251

        Total income tax expense........  $ 19,919   $ 14,251   $ 12,878

    Significant components of the Company's deferred tax liabilities and assets are as follows (dollars in thousands):
                                                             December 31
    Components of deferred taxes:                           1994      1993
      Tax over book depreciation and amortization.....    $10,728   $ 8,861
      Allowance for doubtful accounts and other.......       (699)     (660)
      Net deferred tax liabilities....................    $10,029   $ 8,201

    Classification of deferred taxes:
      Non-current liabilities.........................    $10,601   $ 8,738
      Current assets..................................       (572)     (537)
                                                          $10,029   $ 8,201

    Total cash payments of federal and state income taxes were $ 20,011,000 in 1994, $14,030,000 in 1993, and $12,769,000 in 1992.

6.  Leases

    Certain operating facilities and equipment (see Note 8) are leased under noncancellable operating agreements. Certain of the leases require the Company or its subsidiaries to pay property taxes, insurance and maintenance costs.

    Lease expense related to the above and charged to operations was approximately $1,743,000 in 1994, $2,019,000 in 1993 and $1,953,000 in
    in 1992.

    The aggregate minimum rentals through dates of expiration amount to approximately $4,266,000 and the amounts payable over the next five years are as follows (dollars in thousands):

                         Year               Amount
                         1995............$  606
                         1996............   450
                         1997............   381
                         1998............   344
                         1999............   249

7.  Business Segments

    The Company operates in three business segments: television broadcasting, radio broadcasting and newspaper publishing. Television and radio broadcasting operations involve the sale of time to advertisers, network revenue and other revenue arising primarily from programming and production. Newspaper operations involve the publication and distribution of both paid daily and paid non-daily newspapers and advertising publications (shoppers) from which revenues are derived primarily from the sale of advertising linage and circulation revenue.

    Financial information by business segment is as follows (dollars in thousands):
                                                Year Ended December 31
                                             1994      1993      1992
Gross Revenue:
 Television broadcasting............       $ 77,749  $ 62,460  $ 56,107
 Radio broadcasting.................         30,305    24,861    21,179
 Newspaper publishing...............         76,810    84,751    82,584
                                           $184,864  $172,072  $159,870
Operating income before depreciation
 and amortization:
 Television broadcasting............       $ 31,328  $ 23,126  $ 19,028
 Radio broadcasting.................          6,499     4,390     3,549
 Newspaper publishing...............         23,378    19,550    20,401
                                           $ 61,205  $ 47,066  $ 42,978
Depreciation and amortization:
 Television broadcasting............       $  5,219  $  4,194  $  3,360
 Radio broadcasting.................          3,408     3,699     3,477
 Newspaper publishing...............          5,816     6,894     7,248
                                           $ 14,443  $ 14,787  $ 14,085
Additions to property, plant and
 equipment:
 Television broadcasting.............      $  7,794  $ 11,956  $  9,668
 Radio broadcasting..................         1,251       957     2,243
 Newspaper publishing................         3,472     1,525     2,252
                                           $ 12,517  $ 14,438  $ 14,163
Identifiable assets:
  Television broadcasting.............     $ 84,114  $ 81,733  $ 56,413
  Radio broadcasting..................       47,446    47,742    50,168
  Newspaper publishing................       92,653    97,583   114,827
  Corporate...........................      142,573   115,563   103,429
                                           $366,786  $342,621  $324,837

Operating income before depreciation and amortization is gross revenue less agency and national representative commissions and operating expenses.
Interest expense, interest income, income taxes and other income (expense) have been excluded in computing operating income before depreciation and amortization. Depreciation and amortization by segment are shown separately.

Identifiable assets by industry segment represent those assets used in the Company's operation in that segment. Corporate assets consist principally of cash, cash equivalents and short-term investment.

8.  Related Party Transactions

     The Company, in the ordinary course of business, leases and rents certain operating facilities and equipment (included in Note 6) from RHP Incorporated and its subsidiaries. RHP Incorporated is wholly owned by the Estate of Roy H. Park, the Chairman of the Board of the Company, and by a marital trust for the benefit of the Chairman of the Board of the Company. Such lease and rent payments were $977,000 in 1994, $1,265,000 in 1993, and $1,273,000 in 1992. In connection with these operating facilities, in 1994 the Company purchased ten buildings and one tower from RHP Incorporated and its subsidiaries at the appraised fair market value of $4,415,000.

     Additionally, certain officers of the Company are compensated by RHP Incorporated for the performance of part-time management services.

     During 1994, the Company placed $85,298 of promotional advertising with Park Outdoor Advertising of New York, Inc. which is controlled by Roy H. Park, Jr., a Director of the Company.

9.  Shareholders Equity

     During 1994 and 1993, the Company issued 9,950 and 8,810 shares respectively of Common Stock under the terms of its Employee Stock Purchase Plan. The issuance increased the value of Common Stock outstanding by $1,658 in 1994 and $1,468 in 1993. The issuance increased paid-in-capital by $207,602 in 1994 and $143,483 in 1993. The Employee Stock Purchase Plan was terminated by the Company effective December 31, 1994.

     During 1994, the conversion of $4,644,000 principal amount of convertible subordinated debentures into 242,278 shares of Common Stock increased the value of Common Stock outstanding by $40,388 and increased paid-in-capital by $4,568,766.

10. Pending Merger and Debenture Redemption

     On October 25, 1994, the Company entered into an agreement to sell the Company to Park Acquisitions, Inc. ("PAI"), a private investment concern headed by investors Donald R. Tomlin and Dr. Gary B. Knapp, for a total purchase price of $711,427,000. The purchase price represents a per share price of $30.50 per share, based upon 23,327,373 shares outstanding, which number represents the sum of the number of outstanding shares as of December 31, 1994, and the maximum number shares to be issued upon the conversion of the Company's 6 7/8% Convertible Subordinated Debentures due on March 15, 2011 (the "Debentures") at or prior to closing. The Debentures were called for redemption on January 9, 1995 at a redemption price of 101.38 percent of the principal amount of the Debenture being redeemed, plus accrued interest from September 15, 1994, through February 15, 1995, the date of redemption; in lieu of redemption, the Debentures may be converted into Company common stock. A portion of the purchase price will be paid from the proceeds of a $573,427,000 loan to be made to the acquiror by The Retirement Systems of Alabama; the remainder of the purchase price ($138,000,000) will be derived from cash on the Company's books at closing of the acquisition.

     Under the terms of the Agreement and Plan of Merger dated October 25, 1994 among PAI, Park Acquisitions Subsidiary, Inc. ("PAS") and the Company, as amended (the "Merger Agreement"), the Company is obligated to ensure that it will have a minimum of $138,000,000 cash on its books at closing of the acquisition after payment of all fees and costs related to the transaction; which will approximate $8,000,000 and are payable only on the closing of the transaction; if such amount is not on the Company's books at closing, the purchase price for the Company will be reduced
					 -37-
     by the amount of any shortfall. In the event the Company has more than $150,000,000 cash on its books at closing after payment of all fees and costs related to the transaction, such excess amount will be paid to the Company's stockholders; however, the Company views this possibility as unlikely. The Company is also obligated to refrain from making dividends, distributions and certain significant expenditures prior to that date.
     The acquiror has indicated its intention to retain the Company's current management and employees.

     The acquisition is contingent upon, among other things, approval of the transaction by the Company's stockholders and approval by the Federal Communications Commission (the "FCC") of the transfer of control of the Company and its broadcast licenses to the acquiror. On November 7, 1994, the Company and PAI filed with the FCC their respective applications for approval of the transfer of control of the Company and its broadcast licenses to PAI in connection with the acquisition of the Company by PAI. To the Company's knowledge, only three objections to the transfer of control were made to the FCC by December 22, 1994, the final date for receipt of such objections. While review by the FCC of these objections could extend the time related to the grant of FCC consent, the Company does not believe that any of the objections will result in a denial of such consent to the transfer. The estate of the company's founder, Roy H. Park (the "Estate"), currently owns or controls approximately 88.6% of the Company's issued and outstanding common stock (assuming conversion into common stock of the Company's convertible Debentures held or controlled by the Estate and no other conversions of Debentures other than those converted as of December 31, 1994). Assuming conversion of all Debentures prior to the closing, the Estate would own or control approximately 80.1% of the Company's issued and outstanding common stock. The Estate has agreed to vote in favor of the transaction and has given a proxy to PAI to vote all of the Estate's shares in favor of the merger pursuant to the terms of a "Stockholder's Agreement" dated October 25, 1994, among PAI, PAS and the Estate. The Stockholder's Agreement and proxy terminate upon termination of the Merger Agreement.

     Under the Merger Agreement, the Company's Board of Directors has retained the right to vote in favor of a "superior acquisition proposal". However, in such an event, the Company would be required to pay a termination fee of between $5,000,000 and $7,500,000 to PAI as set forth in the Merger Agreement.

	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	-----------------------------------------------------------------

	     Not Applicable.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------
                  DIRECTORS OF THE COMPANY

     The following tabulation sets forth: (1) each Director; (2) the date each Director was first elected a director of the Company; (3) the date each Director's term expires; (4) the principal occupation of each for at least the last five years; (5) other positions each has held with the Company and (6) the age of each Director.


Director
Name and Principal Occupation or Employment                        Since/Term
For Past Five Years                                        Age      Expires
- ------------------------------------------------------------------------------
Dorothy D. Park - Chairman of the Board since November     82 10-13-71/4-11-95*
1993 and Secretary of the Company since 1971. Mrs. Park is the widow of Roy H. Park, former Chairman of the Board and Chief Executive Officer of the Company, who died on October
25, 1993. Mrs. Park is also a Director, President and Secretary of RHP Incorporated. See "Item 13. Certain Relationships and
Related Transactions" herein.

Wright M. Thomas - Director since 1983, President and      59  8-22-83/4-11-95*
Chief Operating Officer of the Company since July 1987 and
Assistant Secretary of the Company since 1974.  He was
Treasurer of the Company from August 1983 to May 1994;
Executive Vice President of the Company from April 1986 to
July 1987; Senior Vice President - Finance from July 1979 to April 1986; and Vice President - Finance from 1974 -
1979.  Prior to that time, he was employed by INA
Corporation and Coopers & Lybrand.  Mr. Thomas is also a
Director, Vice President and Assistant Secretary of RHP
Incorporated. See "Item 13. Certain Relationships and
Related Transactions" herein.

Harry F. Byrd, Jr. - Former United States Senator          80  8-22-83/4-11-95*
from the Commonwealth of Virginia 1965-1983. He owns two daily newspapers and four weekly newspapers in Virginia. He is also a Director of O'Sullivan Corporation in Virginia.

J. Markham Green - Limited Partner with The Goldman        51  7-29-93/4-11-95*
Sachs Group, L.P. since November 1992. Prior to that he was
General Partner with The Goldman Sachs Group  L.P., and was
Co-Head of its Financial Services Industry Group from 1989 through November 1992. Mr. Green is a Director of
Transworld Music Corporation and of Global Capital
Reinsurance.

John F. McNair III - Retired President and Chief           67  11-4-83/4-11-95*
Executive Officer of Wachovia Bank of North Carolina and
Wachovia Corporation. He had been employed by the

Director
Name and Principal Occupation or Employment                        Since/Term
For Past Five Years                                        Age      Expires
- ------------------------------------------------------------------------------
Wachovia Corporation and its operating banks from 1968 through 1989. Mr. McNair has been a Director of The
Piedmont Natural Gas Company and a Director and President of the North Carolina Railroad Company since July 1993.
He is also Chairman of the Board of the Research
Triangle Foundation.

Roy H. Park, Jr. - Chairman, President, Chief              56 11-29-93/4-11-95*
Executive Officer and owner of Park Outdoor Advertising of
New York, Inc. From 1981 until 1988, when he purchased Park
Outdoor Advertising of New York, Inc., he was employed by Park Outdoor Advertising, Inc., and was its President and
Chief Executive Officer from 1984 to 1988 and was Vice
President from 1981 to 1984. Mr. Park is the son of Dorothy D. Park and the late Roy H. Park. He is also a
Director and Senior Vice President of RHP Incorporated. See
"Item 13. Certain Relationships and Related Transactions" herein. Mr. Park is Chairman of the Board of the Outdoor
Advertising Council of New York, Inc.

* Under the Company's by-laws, directors generally serve until their successors are elected at the following annual meeting of the Company's shareholders (typically held on the second Tuesday of April, unless the Board otherwise decides). In view of the pending sale of the Company, it is not expected that the Company will have an annual meeting in 1995. However, if for whatever reason the sale of the Company is delayed or does not occur, the Company's shareholders will be notified promptly of the date of the annual meeting and will be provided with information relevant to that meeting.

OTHER OFFICERS OF THE COMPANY

Information regarding other officers of the Company is set forth below:

  Name and Principal Occupation or Employment
  For Past Five Years                                                   Age
- -----------------------------------------------------------------------------
W. Randall Odil - Has been Vice President-Television since October       52
1986. From February 1982 to October 1986, he was Vice President and
General Manager of the Company's WSLS-TV Station in Roanoke,
Virginia. Prior to February 1982, he was employed by WBKO-TV in Bowling Green, Kentucky for 20 years in various positions, including
Vice President-Sales/Station Manager from 1978 to February 1982.

Rick A. Prusator - Has been Vice President-Radio since August 1991.      42
From August 1989 to August 1991 he was Vice President of Park
Broadcasting-Western Radio Division. He was Vice President and
General Manager of the Company's WNAX-AM Station in Yankton, South
Dakota, from February 1985 to August 1991. He was General Manager of KYNT/KKYA in Yankton, South Dakota, from 1984 to February 1985. Prior to February 1984, he was employed by Leighton Enterprises, Inc. from 1978 to December 1983, and was its Vice President of Iowa operations from 1981 to December 1983.

Robert J. Rossi - Has been associated with the Company's newspaper       67
publishing business since 1974. He was Vice President-Newspapers from 1974 through 1978 and was a consultant to the Company from 1978 through October 1983. In October 1983, he became General Manager and
Editor of the Company's daily newspaper in Blytheville, Arkansas, and regional coordinator of the Company's Central Newspaper Division. In January 1986, he rejoined the Company's central management group as Vice President-Newspapers.

Randel N. Stair - Has been the Chief Financial Officer and Treasurer     44
since May 1994. He has been Vice President-Controller of the Company since 1980, Assistant Secretary since 1983 and Vice President of Park Newspapers, Inc., a subsidiary of the Company, since 1979. Prior to joining the Company he was employed by Multimedia, Inc., as Assistant Corporate Controller.

Item 11. Executive Compensation
- -------------------------------

SUMMARY COMPENSATION TABLE

   The following table sets forth the total cash and non-cash compensation for the five most highly compensated executive officers.

                                       Annual Compensation
                                --------------------------------
(a)                                    (b)      (c)         (d)
Name and Principal Positions           Year   Salary/1   Bonus
- -----------------------------------------------------------------
Wright M. Thomas                       1994    241,384/2  --
President, Chief Operating Officer     1993    184,440     --
and Assistant Secretary                1992    177,977     --

W. Randall Odil                        1994    165,972    58,911
Vice President-Television              1993    162,150    25,799
                                       1992    157,977    24,607

Rick A. Prusator                       1994    126,074    21,071
Vice President - Radio                 1993    110,212     3,609
                                       1992     99,644    23,071

Robert J. Rossi                        1994    162,589    36,999
Vice President-Newspapers              1993    162,630      --
                                       1992    158,415    18,766

Randel N. Stair                        1994    126,621    10,000
Vice President-Chief Financial         1993    122,258      --
Officer, Controller, Treasurer         1992    119,087    10,000
Assistant Secretary

/1 Amounts are after voluntary salary reductions associated with the election to treat health insurance premiums on a pre-tax basis.

/2 Pursuant to a deferred compensation arrangement with the Company, Wright M. Thomas may elect to defer a portion of his annual salary, not to exceed the greater of $30,000 or 25% of his salary. Such deferred compensation is payable with interest in installments on retirement or termination of employment. Such deferred compensation is included in this category.

PENSION PLAN TABLE

   W. Randall Odil, Vice President-Television, was a participant in a pension plan during 1994 of one of the Company's subsidiaries, Roy H. Park Broadcasting of Roanoke, Inc., where he formerly was employed. The Pension Plan Table below shows his estimated annual benefits payable under the Plan at retirement, based on estimated levels of the average final salary and years of service.

ROY H. PARK BROADCASTING OF ROANOKE, INC.
RETIREMENT PLAN
PENSION PLAN TABLE
ESTIMATED ANNUAL BENEFITS PAYABLE
YEARS OF SERVICE

Average
Final Salary  10 yrs    15 yrs  20 yrs   25 yrs
- -----------------------------------------------------
$ 20,000     $ 4,000   $ 6,000 $ 8,000  $10,000
  40,000       8,000    12,000  16,000   20,000
  60,000      12,000    18,000  24,000   30,000
  80,000      16,000    24,000  32,000   40,000
 100,000      20,000    30,000  40,000   50,000
 120,000      24,000    36,000  48,000   60,000
 140,000      28,000    42,000  56,000   70,000

   The annual pension benefits to be awarded to Mr. Odil under the Plan will be based on Mr. Odil's average annual salary during his employment with the Company. For purposes of determining Mr. Odil's benefits under the Plan, the average annual salary computation assumes that Mr. Odil would be compensated as if he were still an employee of Roy H. Park Broadcasting of Roanoke, Inc., and is not based upon his compensation as set forth in the Summary Compensation Table. Based upon the foregoing assumption, his salary would be $123,243 as of December 31, 1994, and he has 12 years of credited service.

   The benefits in the Pension Plan Table are computed based on straight-life annuity amounts. The benefits listed in the Pension Plan Table are not subject to any deductions for Social Security or any other offset amounts.

   Effective February 1, 1995, the retirement plan was amended to increase the formula used to calculate benefits. The impact of this change on Mr. Odil's benefits has not been determined. The Company is obligated to pay a supplemental retirement benefit to Mr. Odil in the event of premature termination of his employment before earning a full retirement benefit. The benefit would be paid in one of three ways, as elected by Mr. Odil. The cost of the benefit under each method of payment would be the same and would be approximately $190,000 if Mr. Odil's employment terminated in 1995.

   Pursuant to a contingent retirement agreement, Wright M. Thomas is entitled to receive certain annual payments in the event of retirement at age 65 if he is then employed by the Company. The size of such payments will be based on approximately 50% of his average annual salary during the five year period immediately preceding retirement, less the annual amount of retirement income payable to him under the Federal Social Security Act or any other similar plan which is a substitute for that Act that may be established under federal law. Although his future salary cannot be predicted with any level of certainty, if the payments under this plan would have been based on his salary during the previous five years, such amount would be approximately $81,000 per year during his lifetime.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

   Effective July 1, 1994, the Company entered into an employment agreement with Wright M. Thomas, which provides for (1) an annual salary of $250,000 for three years, and (2) a three-year non- competition/consultation period with a fee of $100,000 per year. In the event of Mr. Thomas' premature termination of employment for specified reasons, including termination by the Company other than for cause, Mr. Thomas will be paid liquidated damages equal to his salary for the remaining term of the agreement, offset by compensation from other employment and subject to coordination with the non-competition/consultation period.

    Pursuant to the Company's Retention Incentive Plan, W. Randall Odil, Rick
A. Prusator, Robert J. Rossi and Randel N. Stair would each be entitled to a retention bonus if employed on the closing date of a sale of the Company. Each officer's bonus would equal his annual salary. The Plan would also provide severance benefits to an officer upon (1) involuntary termination of employment for reasons other than cause within 2 years after a sale, or (2) refusal of a position that is not comparable to the officer's current position or that requires a move of more than 35 miles. The severance benefit would be the greater of the officer's annual salary or one-twelfth of his annual salary for each year of service.

     Under the Company's home purchase program, an eligible officer may elect to have the Company buy his home if the officer's employment is involuntarily terminated (other than for cause) within 2 years after a sale of the Company and the officer obtains a new job which requires him to move. The Company will buy the house for the average of three appraisals. The program is not designed to provide additional compensation to the officer. Wright M. Thomas, W. Randall Odil, Rick A. Prusator, and Randel N. Stair are eligible for the home purchase program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1994, the Compensation Committee consisted of two non-employee directors, John F. McNair III and Harry F. Byrd, Jr. In addition, Dorothy D. Park, as the

Company's Chairman of the Board, is an ex officio member of the Compensation Committee. There were no interlocking relationships between members of the Compensation Committee and directors or officers of the Company. As discussed more fully below under "Certain Relationships and Related Transactions," during fiscal year 1994 the Company leased and rented certain operating facilities and equipment from RHP Incorporated, which is wholly owned by the Estate of Roy H. Park, by Mr. Park's widow, Dorothy D. Park, and by a marital trust for the benefit of Mrs. Park. Mrs. Park is currently the personal representative of Mr. Park's Estate. Such lease and rental payments were $977,000 in 1994. On November 30, 1994, certain of the Company's operating subsidiaries purchased eleven properties from RHP Incorporated for $4,415,000, which properties previously had been leased by the Company. The price for these acquisitions was based on independent appraisals and approved by the Company's outside directors. In addition, also as discussed under "Certain Relationships and Related Transactions," the Company placed promotional advertising through a division of RHP Incorporated. The total amount of discounts retained by RHP Incorporated for services provided to the Company during fiscal year 1994 was $46,515. As discussed below, Dorothy D. Park is currently a Director, President and Secretary of RHP Incorporated; Roy H. Park, Jr. is a Director and Senior Vice President of RHP Incorporated and Wright M. Thomas is a Director, Vice President and Assistant Secretary of RHP Incorporated. Also during 1994, the Company's radio stations in Syracuse, New York paid $85,298 for advertising from Park Outdoor Advertising of New York, Inc. which is controlled by Roy H. Park, Jr.

DIRECTORS' MEETINGS AND COMPENSATION

     The Board of Directors meets on a regularly scheduled basis. During fiscal 1994 the Board met on 10 occasions. Each of the Directors attended at least seventy-five percent of the aggregate number of meetings of the full board and the respective committees thereof on which such Director served.

     The Board of Directors has assigned certain responsibilities to committees. The Audit Committee recommends the appointment of the independent public accountants and consults with the independent public accountants on a periodic basis on matters relating to internal financial controls and procedures. The current members of the Audit Committee are Harry F. Byrd, Jr. (Chairman), John F. McNair III, and Dorothy D. Park. The Board of Directors has not created a Nominating Committee.

     The Compensation Committee reviews and approves the compensation of executive officers. The Compensation Committee is currently composed of two outside directors, John F. McNair III

(Chairman) and Harry F. Byrd, Jr. In addition, under the Company's Bylaws, the Company's Chairman of the Board is an ex officio member of the Compensation Committee.

     The Audit Committee met once during 1994. The Compensation Committee met five times during 1994.

     For their services on the Board, non-employee directors are paid $12,000 per year and also receive $600 for each meeting attended, and an additional $400 for each committee meeting attended.

Item 12. Security Ownership of Certain Beneficial Owners and
Management
- ---------------------------------------------------------------
OWNERSHIP BY CERTAIN BENEFICIAL OWNERS OF MORE THAN 5% OF COMMON
STOCK.

Name and Address
of Beneficial      No. of Shares              Percent
Owner              Beneficially Owned         of Class
- -----------------------------------------------------------------
Dorothy D. Park      18,686,755*              80.11%*
P.O. Box 550
Ithaca, NY 14851

* Mrs. Park is the Personal Representative of the Estate of Roy H. Park (the "Estate"), former Chairman of the Board and Chief Executive Officer of the Company. As of the close of business on February 15, 1995, the Estate held approximately 80.10% of the Company's outstanding Common Stock. Of the shares listed above, 18,684,505 are held by Mrs. Park in her capacity as Personal Representative of the Estate. As Personal Representative of Mr. Park's Estate, Mrs. Park has the power, subject to the provisions of Mr. Park's will, applicable state law and her fiduciary duties and obligations as Personal Representative, to control the shares of the Company previously held by Mr. Park, which power includes but is not limited to the power to vote and dispose of such shares. As noted below in Item 14, pursuant to the terms of the Stockholder's Agreement among the Estate, PAI and PAS, dated October 25, 1994, the Estate has given PAI a proxy to vote the Estate-held shares in favor of the Merger Agreement. The proxy will remain in effect so long as the Merger Agreement remains in effect.

     Under Mr. Park's will, an amount of shares previously held by Mr. Park equal to 51% of the Company's outstanding Common Stock was bequeathed to Park Foundation, Inc., a North Carolina non-profit corporation ("Park Foundation"). Mrs. Park is the Chairman and Secretary and one of three current members of the Board of Directors of Park Foundation. The other two Directors of Park Foundation are Wright M. Thomas (President, Chief Operating Officer and a Director of the Company) and Adelaide Park Gomer, daughter of Dorothy D. Park and the late Roy H. Park. Park Foundation has consented to the decision to sell the Estate- held shares.
After payment of all debts, expenses of estate administration, and estate, legacy, succession, transfer and like taxes of the estate, the residue of Mr. Park's Estate, if any, is also bequeathed to Park Foundation. If the Merger is consummated, in lieu of the disposition of the Estate-held shares described above, the proceeds of such shares will be distributed in accordance with applicable law. On June 9, 1994, Mrs. Park, in her capacity as surviving spouse of Mr. Park, exercised her right of election granted under New York law N.Y. E.P.T.L. S.5- 1.1-A. By making the election, Mrs. Park is entitled to her "elective share" of the Estate as determined under that statute, a portion of which will be satisfied by a contribution from Park Foundation. By virtue of Park Foundation's contribution to her elective share, Mrs. Park may receive a portion of the proceeds from the sale of the Estate-held shares, although the amount of proceeds, if any, to which she would be entitled cannot be determined at this time.

COMMON STOCK OWNED BY DIRECTORS AND OFFICERS
AS OF FEBRUARY 15, 1995

Name of Beneficial                         No. of Shares         Percent
    Owners                              Beneficially Owned      of Class
- --------------------------------------------------------------------------
Dorothy D. Park* - Chairman of the Board
     and Secretary                           18,686,755          80.11%
Wright M. Thomas - Director, President,
     Chief Operating Officer, and
     Assistant Secretary                          3,210             --
Harry F. Byrd, Jr. - Director                     6,750             --
J. Markham Green - Director                          --             --
John F. McNair III - Director                     2,250             --
Roy H. Park, Jr. - Director                       1,000             --
W. Randall Odil - Vice President - Television       478             --
Rick A. Prusator - Vice President - Radio           100             --
Robert J. Rossi - Vice President - Newspapers     1,145             --
Randel N. Stair - Vice President - Chief Financial
     Officer, Controller, Treasurer and
     Assistant Secretary                            925             --

All Directors and Officers as a Group        18,702,613          80.17%

* Dorothy D. Park is Personal Representative of the Estate of Roy H. Park and 18,684,505 of the shares listed above represent shares held by her in that capacity. See "Ownership By Certain Beneficial Owners of More Than 5% of Common Stock" above.

     With the exception of Dorothy D. Park, no director is considered to be the beneficial owner of more than 1% of the Company's outstanding Common Stock.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

   The Company, in the ordinary course of business, leased and rented certain operating facilities and equipment from RHP Incorporated, which is wholly owned by the Estate of Roy H. Park, by Mr. Park's widow, Dorothy D. Park, and by a marital trust for the benefit of Mrs. Park. In her capacity as Personal Representative of the Estate of Roy H. Park, Mrs. Park controls the shares formerly owned by Mr. Park. In addition, Mrs. Park is a Director, President and Secretary of RHP Incorporated, Roy H. Park, Jr. is a Director and Senior Vice President of RHP Incorporated and Wright M. Thomas is a Director, Vice President and Assistant Secretary of RHP Incorporated. Such lease and rental payments were $977,000 in 1994. On November 30, 1994, certain of the Company's operating subsidiaries purchased eleven properties from RHP Incorporated for $4,415,000, which properties previously had been leased by the Company. The price for these acquisitions was based on independent appraisals and approved by the Company's outside directors. In addition, the Company places promotional advertising through Agricultural Advertising and Research, Inc., a recognized advertising agency which is a division of RHP Incorporated. For advertising placed through Agricultural Advertising and Research, Inc., the agency receives the standard advertising discount given by the media on advertising placed, and refunds up to two-thirds of the discount to the particular company placing the promotional advertising. Such net advertising discounts retained by RHP Incorporated were $46,515 in 1994. Also during 1994, the Company's radio stations in Syracuse, New York paid $85,298 for advertising from Park Outdoor Advertising of New York, Inc., which is controlled by Roy H. Park, Jr.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- ----------------------------------------------------------------
(a.) 1. Financial Statements and Report of Independent Auditors set forth in Item 8 herein.

     2.  Financial Statement Schedules Included
           in this Annual Report on Form 10-K

          II - Valuation and qualifying accounts and reserves for the years ended December 31, 1994, 1993 and 1992

         All other schedules are inapplicable and, therefore, have been omitted.

     3.  Exhibits

         2.1 - Agreement and Plan of Merger dated as of October 25, 1994, among Park Acquisitions, Inc., Park Acquisitions Subsidiary, Inc., and Park Communications, Inc., filed as Exhibit 2.0 of the Company's Form 10-Q filed on November 9, 1994, File No. 0-12743, and incorporated herein by reference.

         2.2 - Agreement Regarding Cash balance and Amendment No. 1 to the Agreement and Plan of Merger dated as of October 25, 1994, among Park Acquisitions, Inc., Park Acquisitions Subsidiary, Inc. and Park Communications, Inc., filed as Exhibit 2.1 of the Company's Form 8-K filed on January 12, 1995, File No. 0-12743, and incorporated herein by reference.

         2.3 - List of contents of all schedules to the Agreement and Plan of Merger among Park Acquisitions, Inc., Park Acquisitions Subsidiary, Inc. and Park Communications, Inc., filed as Exhibit 2.2 of the Company's Form 8-K filed on January 12, 1995, File No. 0-12743, and incorporated herein by reference.

         3.1 - Certificate of Incorporation as Amended, filed as Exhibit 3.1 of the Company's Registration Statement on Form S-1 filed on September 1, 1983, File No. 2-86258 and incorporated herein by reference. Amendment to Certificate of Incorporation dated June 30, 1989 filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on March 29, 1993, File No. 33-60238, and incorporated herein by reference.

         3.2 - By-laws as amended and adopted on July 12, 1994.

         4.1 - Certificate of Incorporation (included as Exhibit 3.1) filed as
Exhibit 4.1 of the Company's Registration Statement on Form S-1 filed on September 1, 1983, File No. 2-86258 and incorporated herein by reference. Amendment to Certificate of Incorporation dated June 30, 1989 (included in
Exhibit 3.1), filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on March 29, 1993, File No. 33-60238 and incorporated herein by reference. By-laws as amended and adopted on July 12, 1994, and filed as
Exhibit 3.2 herein.

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

               (a) Contract for affiliation between WTVQ-TV in Lexington, KY and ABC

               (b) Consent to assignment of WTVQ-TV affiliation to Park Broadcasting of Kentucky, Inc.

        10.3 - Television broadcasting network affiliation agreement and consent to assignment to a subsidiary of the Company of such agreement listed below, filed as Exhibit 10.3 (a) and (b) of the Company's 1993 Annual Report on Form 10-K filed on March 31, 1994, File No. 0-12743 and incorporated herein by reference.

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

               (a)  WTVR-AM

               (b)  WTVR-FM

               (c)  WNCT-AM

               (d)  WNCT-FM

        10.6 - FCC television license renewal certificate.

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

       10.13 - FCC television license renewal and consent to assignment for station listed below, filed as Exhibit 10.13(a) of the Company's 1993 Annual Report on Form 10-K filed on March 31, 1994, File No. 0-12743, and incorporated herein by reference.

               (a)  KALB-TV

       10.14 - FCC authorization to operate radio stations listed below beyond the license expiration date pending final determination on license renewal application received by the FCC on October 3, 1994.

               (a)  KEZX-AM

               (b)  KEZX-FM

       10.15 - FCC radio license renewal certificates and consents to assignment for stations listed below, filed as Exhibits 10.15(a) and 10.15(b) of the Company's Annual Report on Form 10-K filed on March 31, 1994, File No. 0-12743, and incorporated herein by reference.

               (a)  WNLS-AM (formerly WYYN-AM)

               (b)  WTNT-FM

       10.16 - Contingent retirement arrangement with W.M.  Thomas, filed as
Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed on September 1, 1983, File No. 2-86258 and incorporated herein by reference.

       10.17 - FCC consent to transfer control from Roy H. Park to Dorothy D. Park, Personal Representative of the Estate of Roy H. Park, filed as Exhibit
10.19 of the Company's Annual Report on Form 10-K filed on March 31, 1994, File No. 0-12743, and incorporated herein by reference.

        10.18 - Stockholder's Agreement, dated as of October 25, 1994, among Dorothy D. Park, as Personal Representative of the Estate of Roy H. Park, Park Acquisitions, Inc., and Park Acquisitions Subsidiary, Inc., filed as Exhibit
10.0 of the Company's Form 10-Q filed on November 9, 1994, File No. 0-12743, and Incorporated herein by reference.

        10.19 - Employment Agreement effective as of July 1, 1994, by and between the Company and Wright M. Thomas.

        10.20 - Form of Retention Incentive Plan effective May 1, 1994, by and between the Company and each of W. Randall Odil, Rick A. Prusator, Robert J. Rossi and Randel N. Stair.

        10.21 - Form of Home Purchase Program between the Company and each of Wright M. Thomas, W. Randall Odil, Rick A. Prusator and Randel N. Stair.

        21.1 - List of subsidiaries of the Company.

          27 - Financial Data Schedule.

        99.1 - Form of Notice provided to holders of the Company's issued and outstanding 6 - 7/8% Convertible Subordinated debentures (due March 15, 2011), filed as Exhibit 99.0 of the Company's Form 8-K filed on January 12, 1995, File No. 0-12743 and incorporated herein by reference.

   (b) No reports on Form 8-K were filed for the three months ended December 31, 1994.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PARK COMMUNICATIONS, INC.

     Date: February 24, 1995            /s/ Dorothy D. Park
     -----------------------       -----------------------------
                                        Dorothy D. Park
                                        Chairman of the Board of
                                        Directors and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
     Signature                       Title               Date
- -----------------------    ------------------------    -------
 /s/Dorothy D. Park        Chairman of the Board       2/24/95
- -----------------------    and Secretary
   Dorothy D. Park

 /s/Harry F. Byrd, Jr.     Director                    2/24/95
 ----------------------
   Harry F. Byrd, Jr.

 /s/J. Markham Green       Director                    2/24/95
- -----------------------
   J. Markham Green

 /s/John F. McNair III     Director                    2/24/95
- -----------------------
   John F. McNair III

 /s/Wright M. Thomas       President, Chief Operating  2/24/95
- -----------------------    Officer, Assistant
   Wright M. Thomas        Secretary and Director

 /s/Roy H. Park, Jr.       Director                    2/24/95
- -----------------------
   Roy H. Park, Jr.

 /s/Randel N. Stair        Vice President - Chief      2/24/95
 -----------------------    Financial Officer,
   Randel N. Stair         Controller, Treasurer
                           and Assistant Secretary
                           (Principal Financial Officer)

       INDEX
                        EXHIBIT INDEX

                           Exhibit
                           -------

(a)  Exhibits

      3.2 - By-laws as amended and adopted on July 12, 1994.

     10.6 - FCC television license renewal certificate.

               (a)  WUTR-TV

     10.14 - FCC authorization to operate radio stations listed below beyond the license expiration date pending final determination on license renewal application received by the FCC on October 3, 1994.

               (a)  KEZX-AM

               (b)  KEZX-FM

     10.19 - Employment Agreement effective as of July 1, 1994, by and between the Company and Wright M. Thomas.

     10.20 - Form of Retention Incentive Plan effective May 1, 1994, by and between the Company and each of W. Randall Odil, Rick A. Prusator, Robert J. Rossi and Randel N. Stair.

     10.21 - Form of Home Purchase Program between the Company and each of Wright M. Thomas, W. Randall Odil, Rick A. Prusator and Randel N. Stair.

     21.1 - List of subsidiaries of the Company.

       27 - Financial Data Schedule.

		(b)  Financial Statement Schedules

     Schedule II - Valuation of qualifying accounts and reserves