Form 10-Q
period 1995-03-31
PARK COMMUNICATIONS INC
filed 1995-05-03
CIK 726957

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly period ended March 31, 1995
                               --------------
                              OR

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

     As of May 3, 1995, 23,327,316 shares of common stock, $.16 2/3 par value, were outstanding.

                FORM 10-Q QUARTERLY REPORT - MARCH 31, 1995

                PARK COMMUNICATIONS, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS




                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.................................   2-5
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................   6-7


                        PART II.  OTHER INFORMATION

Item 5. Other Information....................................     8
Item 6. Exhibits and Reports on Form 8-K.....................     9
Signatures....................................................   10

                         Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------
                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
           (Dollars in Thousands Except Share and Per Share Amounts)
                                                     March 31      December 31,
                                                       1995            1994
Assets                                              ---------------------------
Current Assets:                                      (unaudited)
 Cash, cash equivalents and short-term investments      $156,190    $143,500
 Accounts receivable, less allowance for doubtful
   accounts of $ 1,335 in 1995 and $1,598 in 1994         20,350      22,235
 Inventory.........................................        1,150       1,170
 Film contracts....................................        2,485       2,446
 Consulting/non-compete contracts..................          803         825
 Other.............................................        2,394       3,597
                                                       ---------   ---------
   Total current assets............................      183,372     173,773

Property, Plant & Equipment.........................     145,810     144,651
 Less accumulated depreciation and amortization....      (70,866)    (68,909)
                                                       ---------   ---------
                                                          74,944      75,742
                                                       ---------   ---------
Intangible assets, less amortization of $78,581 in
 1995 and $76,900 in 1994..........................      108,116     109,797
                                                       ---------   ---------
Film contracts......................................       2,461       2,777
Consulting/non-compete contracts....................       3,195       3,390
Other assets........................................         648       1,307
                                                       ---------   ---------
                                                       $ 372,736    $366,786
Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt..............    $     715    $    713
 Current maturities of film contracts..............        2,223       2,521
 Accounts payable..................................        1,967       2,539
 Consulting/non-compete contracts..................          854         877
 Interest..........................................           34         944
 Income taxes......................................        5,324       2,959
 Accrued liabilities...............................        3,565       4,027
 Deferred income...................................        3,362       2,909
                                                       ---------   ---------
   Total current liabilities.......................       18,044      17,489
                                                       ---------   ---------
Long-term debt......................................       3,674      49,248
Consulting/non-compete contracts....................       3,513       3,718
Deferred income taxes...............................      10,523      10,601
                                                       ---------   ---------
   Total liabilities...............................       35,754      81,056
Shareholders' Equity:                                  ---------   ---------
 Common stock-par value $.16 2/3 per share:
   Authorized 32,000,000 shares
   Issued and outstanding 23,327,316 shares
     in 1995 and  20,961,205 in 1994...............        3,889       3,494
 Paid in capital...................................       63,768      18,701
 Retained earnings.................................      269,325     263,535
                                                       ---------   ---------
Total shareholders' equity..........................     336,982     285,730
                                                       ---------   ---------
                                                       $ 372,736    $366,786
                                                       =========   =========
                See notes to consolidated financial statements.

                    PARK COMMUNICATIONS, INC. & SUBSIDIARIES
            Consolidated Statements of Income and Retained Earnings
                (Dollars in Thousands Except Per Share Amounts)

                                              Three Months ended
                                                   March 31
                                              ------------------
                                                1995       1994
                                                  (unaudited)

Revenue:
 Broadcasting.............................    $ 24,412  $ 22,637
 Newspapers...............................      18,260    17,456
                                              --------  --------
   Gross revenue..........................      42,672    40,093

 Less agency and national
   representative commissions.............       3,602     3,290
                                              --------  --------
   Net revenue............................      39,070    36,803
                                              --------  --------
Operating expenses:

 Cost of sales............................      14,746    14,154
 Selling, general and administrative......      11,976    11,916
                                              --------  --------
                                                26,722    26,070
                                              --------  --------
   Operating income before depreciation
     and amortization.....................      12,348    10,733
                                              --------  --------
Depreciation and amortization:
 Depreciation.............................       2,102     2,037
 Amortization.............................       1,019       939
 Amortization of excess of cost over
   net assets acquired....................         662       639
                                              --------  --------
                                                 3,783     3,615
                                              --------  --------
   Operating income.......................       8,565     7,118
Interest expense...........................       (375)     (942)
Interest income............................      2,181     1,160
Other (expense)............................       (311)     (796)
                                              --------  --------
   Income before income taxes.............      10,060     6,540
Provision for income taxes.................      4,270     2,876
                                              --------  --------
   NET INCOME.............................       5,790     3,664
Retained earnings, beginning of period         263,535   236,230
                                              --------  --------
   RETAINED EARNINGS, end of period.......    $269,325  $239,894
                                              ========  ========
Earnings per share.........................   $    .26  $    .18
                                              ========  ========
                 See notes to consolidated financial statements

                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                                     Three months ended March 31
                                                     ---------------------------
                                                               1995       1994
                                                                 (Unaudited)
Operating Activities:
  Net Income............................................... $  5,790   $  3,664
  Adjustment to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.........................    3,783      3,615
     Amortization of film contract rights and consulting/
       non-compete contracts included in operating expenses      986        980
     Payments on film contract liabilities.................     (810)      (714)
     Payments on consulting/non-compete contracts..........     (228)      (239)
     Provision for losses on accounts receivable...........     (172)       (53)
     Provision for deferred income taxes...................      (64)       175
     Loss on sale of property, plant and equipment.........        6        198
     Changes in operating assets and liabilities:
         Accounts receivable...............................    2,057      2,552
         Inventory and other assets........................    1,180        799
         Accounts payable and accrued liabilities..........    1,222     (1,948)
         Deferred income...................................      453        125
                                                            --------   --------
            Net cash provided by operating activities......   14,203      9,154

Investing Activities:
  Purchases of short-term investments......................      ---    (41,188)
  Proceeds from short-term investments.....................   59,431     59,645
  Purchases of property, plant and equipment...............   (1,310)    (1,333)
  Purchases of acquired companies, net of cash acquired....
  Proceeds from sale of property, plant and equipment......      ---         20
                                                            --------   --------
            Net cash (used) in investing activities........   58,121     17,144

Financing Activities:
  Principal payments on long-term debt.....................     (203)      (263)
  Proceeds from issuance of Common Stock...................      ---         51
                                                            --------   --------
            Net cash (used) in investing activities........     (203)      (212)

     Increase in cash and cash equivalents.................   72,121     26,086

Cash and cash equivalents, beginning of period.............   84,069     21,232
                                                            --------   --------
     Cash and cash equivalents, end of period.............. $156,190   $ 47,318
                                                            ========   ========
Summary:

  Cash and cash equivalents as above....................... $156,190   $ 47,318
  Short-term investments...................................      ---     76,863
                                                            --------   --------
                                                            $156,190   $124,181
                                                            ========   ========
                  See notes to consolidated financial statements

                    PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements




1.       Earnings Per Share
         ------------------
         Earnings per share of Common Stock is computed on the weighted average number of common shares outstanding during each period. The number of shares used was 22,322,270 for the three months ended March 31, 1995, and 20,711,805 for the three months ended March 31, 1994.

2.       Shareholders' Equity
         --------------------
         During the first quarter of 1995 and 1994, the Company issued 55 and 2,655 shares respectively of Common Stock under the terms of its Employee Stock Purchase Plan. The issuance increased the value of Common Stock outstanding by $10 in 1995 and $443 in 1994. The issuance increased paid-in-capital by $1,418 in 1995 and $50,391 in 1994. The Employee Stock Purchase Plan was terminated by the Company effective December 31, 1994.

         During 1995, the conversion of $45,351,000 principal amount of convertible subordinated debentures into 2,366,056 shares of Common Stock increased the value of Common Stock outstanding by $394,412 and increased paid-in-capital by $45,065,117.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

1995 Compared to 1994
- ---------------------
                            Three Months Ended March 31
                            ---------------------------
For the first quarter of 1995, the Company's gross revenue increased $2,600,000 (6%). The radio division's gross revenue increased $1,100,000 (17%) due primarily to strong improvement in local/regional and national advertising.
The newspaper division's gross revenue increased $800,000 (5%) from the same period last year. The television division's gross revenue increased $700,000 (4%).

Operating income before depreciation and amortization increased $1,600,000 (15%) compared to the first quarter of 1994. The radio division's operating income increased $600,000 (53%) from the first quarter of 1994. The newspaper division's operating income increased $600,000 (15%) from the same period last year. The television division's operating income increased $400,000 (7%).

The net income for the first quarter of 1995 increased $2,100,000 (58%) compared to the first quarter of 1994.

Operating cash flow (net income plus depreciation and amortization) increased $2,300,000 (32%) in the first quarter of 1995 from the first quarter of 1994.


                                     LIQUIDITY

For the quarter ended March 31, 1995, the net cash provided by operating activities was $14,203,000. The net cash provided by investing and financing activities was $58,121,000 during that same period. As of March 31, 1995, The Company had $156,190,000 in cash, cash equivalents, and short-term investments. The Company's current ratio (comparison of current assets to current liabilities), a key indicator of liquidity, was a strong 10.2 to 1 as of March 31, 1995.

The Company expects that in calendar 1995, net cash provided by operating activities will enable it to fund known investing and financing activity requirements. Previously, the Company's dividend policy has been to retain its earnings for use in its business and not to pay cash dividends. On October 25, 1994, the Company entered into an agreement to sell the Company through an all-cash merger to a private investment concern for a total purchase price of $711,427,000. A portion of the purchase price will be paid from the proceeds of a $573,427,000 loan to be made to the acquiror; the remainder of the purchase price ($138,000,000) will be derived from cash in the Company's principal bank account (after payment of expenses incurred in connection with the merger) at closing of the acquisition. Under the terms of the merger agreement relating to the proposed acquisition, as amended, the Company is obligated to ensure that such amount will be in the Company's principal bank account at closing; if such amount is not in the Company's principal bank account at closing, the purchase price will be reduced by the amount of any shortfall, which could, in turn, reduce the per share price received by the Company's shareholders. However, as of March 31, 1995, the Company had approximately $145,000,000 (after reduction for estimated expenses to be incurred in connection with the merger) in its principal bank account, and it is anticipated that the Company will have approximately

$146,000,000 (after payment of expenses incurred in connection with the merger) in its principal bank account at closing. Under the terms of the merger agreement, as amended, shareholders will be entitled to the cash in the Company's principal bank account at closing in excess of $150,000,000 (after payment of expenses incurred in connection with the merger), if any. The Company is also obligated to refrain from making dividends, distributions and certain significant expenditures prior to the closing date, unless consented to by PAI. The Company believes that its cash flows will be sufficient to meet its liquidity needs.

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

                        PART II.  OTHER INFORMATION


Item 5.  Other Information
- --------------------------

The Company has set May 11, 1995, as the date for the Special Meeting of Stockholders to be held for the purpose of voting on the sale of the Company to Park Acquisitions, Inc. ("PAI") for approximately $711.4 million (the "Acquisition"). In addition, the Company and PAI have set May 11, 1995, immediately following the Special Meeting, as the closing date of the Acquisition.

As disclosed in the proxy statement relating to the Special Meeting, on April 12, 1995, a potential bidder indicated an intention to submit what was described as a "superior acquisition proposal" for the Company on or before April 24, 1995. However, no such bid was received by that date and no such bid has been received as of the date of filing this report on Form 10-Q.

                        PART II.  OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
         (a)  Exhibits -
              --------
              27. - Financial Data Schedule


         (b)  Reports on Form 8-K -
              -------------------
              A report on Form 8-K was filed on January 13, 1995 reflecting in
              Item 5 the Company's Notice of Redemption concerning the Company's Convertible Subordinated Debentures.

              A report on Form 8-K was filed on April 11, 1995 reflecting in Item 5 the Company's press release regarding the Federal Communications Commission's consent to the transfer of control of the Company and its broadcast licensee facilities to Park Acquisition's, Inc. ("PAI") in connection with the sale of the Company to PAI for approximately $711.4 million.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PARK COMMUNICATIONS, INC.




Date   May 3, 1995                   /s/ Wright M. Thomas
- ------------------                   -----------------------------------
                                        Wright M. Thomas
                                     President, Chief Operating Officer,
                                     Assistant Secretary and
                                     Director



Date   May 3, 1995                   /s/ Randel N. Stair
- ------------------                   -----------------------------------
                                        Randel N. Stair
                                     Vice President - Chief Financial
                                     Officer, Controller, Treasurer and
                                     Assistant Secretary (Principal
                                     Financial Officer)

                                 EXHIBIT INDEX



27.0 - Financial Data Schedule