Form 10-Q/A
period 1996-09-30
PARK COMMUNICATIONS INC
filed 1997-01-21
CIK 726957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER:                0-12743

                            PARK COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 16-0986694
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            333 E. GRACE STREET
            RICHMOND, VIRGINIA                               23219
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (804) 649-6000

                         1700 VINE CENTER OFFICE TOWER
                              333 WEST VINE STREET
                           LEXINGTON, KENTUCKY 40507
                                (FORMER ADDRESS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES NO X

         ON NOVEMBER 14, 1996, THE REGISTRANT HAD OUTSTANDING 10,628,571.43 SHARES OF COMMON STOCK, $.0001 PAR VALUE.

                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           (DOLLARS AND SHARES IN THOUSANDS EXCEPT EARNINGS PER SHARE)
                                  (UNAUDITED)

                                                                       NEW PARK                      PERIOD
                                                                  NINE MONTHS ENDED
                                                                              PRO FORMA     NEW PARK      OLD PARK
                                                              SEPT. 30        SEPT. 30      5/11/95-       1/01/95-
                                                                1996            1995         9/30/95       5/10/95
Revenue:
     Broadcasting revenue                                   $    57,377    $    56,072    $    29,336   $   26,736
     Newspaper revenue                                           59,110         58,045         30,864       27,181
                                                            -----------    -----------    -----------    ---------
     Gross revenue                                              116,487        114,117         60,200       53,917
     Less agency and national representative commissions          8,408          8,333          4,332        4,001
                                                            -----------    -----------    -----------    ---------
     Net revenue                                                108,079        105,784         55,868       49,916

Operating expenses:
     Cost of sales (exclusive of amortization and
      depreciation)                                              44,570         40,582         20,267       20,315
     Selling, general and administrative                         32,641         26,484         14,976       11,508
     Depreciation                                                 6,867          6,062          3,124        2,499
     Amortization                                                 8,166          8,533          4,443          786
     Amortization of excess of cost over net assets acquired      3,202          3,261          1,834          715
                                                            -----------    -----------    -----------    ---------
                                                                 95,446         84,922         44,644       35,823
                                                            -----------    -----------    -----------    ---------
         Operating income                                        12,633         20,862         11,224       14,093
Interest expense                                                (46,657)       (49,117)       (25,468)        (67)
Interest income                                                   1,127          1,016            699        3,181
Other income (expense)                                           (1,811)          (210)            68     (10,693)
                                                            ------------   ------------   -----------    ---------
     (Loss) income from continuing operations
         before income taxes                                    (34,708)       (27,449)       (13,477)       6,514
Provision (benefit) for income taxes                            (12,041)        (9,379)        (4,605)       5,954
                                                            ------------   ------------   -----------    ---------
     (Loss) income from continuing operations                   (22,667)   $   (18,070)        (8,872)         560
                                                                           ============
(Loss) income from discontinued operations, net of
     income taxes (benefit) of $(4,661) in 1996 and
     $(3,056) in 1995                                            (6,379)                       (2,507)         125
Gain on sale of discontinued operations, net of income
     taxes of $48,459 in 1996                                    49,354                           ---          ---
                                                            -----------                   -----------    ---------
Net income (loss)                                                20,308                       (11,379)         685
Retained earnings (deficit), beginning of period                (17,428)                          ---      263,535
                                                            ------------                  -----------    ---------
Retained earnings (deficit), end of period                  $     2,880                   $   (11,379)  $  264,220
                                                            ===========                   ============   =========

Earnings (loss) per share:
     Continuing operations                                       (2.05)          (1.70)
     Discontinued operations                                      3.89             ---
                                                            ----------     -----------
     Net earnings (loss)                                          1.84           (1.70)
                                                            ==========     ============

Average shares                                                   11,039         10,629




The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           (DOLLARS AND SHARES IN THOUSANDS EXCEPT EARNINGS PER SHARE)

                                                                             NEW PARK
                                                                        THREE MONTHS ENDED
                                                               SEPT. 30                    SEPT. 30
                                                                 1996                        1995
                                                            -------------                  ---------
                                                                            (UNAUDITED)
Revenue:
     Broadcasting revenue                                   $      19,303              $      18,026
     Newspaper revenue                                             20,306                     19,555
                                                            -------------              -------------

     Gross revenue                                                 39,609                     37,581
     Less agency and national representative commissions            2,817                      2,625
                                                            -------------              -------------
     Net revenue                                                   36,792                     34,956
Operating expenses:
     Cost of sales (exclusive of amortization and
         depreciation)                                             14,312                     10,948
     Selling, general and administrative                           12,225                     11,556
     Depreciation                                                   2,288                      1,994
     Amortization                                                   2,782                      2,870
     Amortization of excess of cost over net assets
         acquired                                                   1,031                      1,285
                                                            -------------              -------------
                                                                   32,638                     28,653
                                                            -------------              -------------
         Operating income                                           4,154                      6,303
Interest expense                                                  (14,879)                   (16,212)
Interest income                                                       580                        399
Other income (expense)                                             (1,595)                      (195)
                                                            --------------             --------------
     (Loss) income from continuing operations and
         before income taxes                                      (11,740)                    (9,705)
Provision (benefit) for income taxes                               (3,861)                    (3,069)
                                                            --------------             --------------
     (Loss) income from continuing operations                      (7,879)                    (6,636)
(Loss) income from discontinued operations, net of
     income taxes (benefit) of $(1,114) in 1996 and
     $(1,145) in 1995                                                 343                     (1,725)
(Loss) on sale of discontinued operations, net of
     income taxes of $2,720 in 1996                                (4,319)                       ---
                                                            --------------             -------------
Net income (loss)                                                 (11,855)                    (8,361)
Retained earnings (deficit), beginning of period                   14,735                     (3,018)
                                                            -------------              --------------
Retained earnings (deficit), end of period                  $       2,880              $     (11,379)
                                                            =============              ==============
Earnings (loss) per share:
     Continuing operations                                  $       (0.69)             $       (0.62)
     Discontinued operations                                        (0.35)                     (0.17)
                                                            --------------             --------------
     Net earnings                                           $       (1.04)             $       (0.79)
                                                            ==============             ==============

Average shares                                                     11,429                     10,629





The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                   PARK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED                   PERIOD
                                                              NEW PARK                NEW PARK     OLD PARK
                                                            SEPTEMBER 30              5/11/95-      1/01/95-
                                                                1996                   9/30/95      5/10/95
Operating Activities:
     Net income (loss)                                      $     20,308            $    (11,379)     $685
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Gain on sale of discontinued operations, exclusive of
         income tax                                              (97,813)                    ---     ---
     Depreciation and amortization                                20,384                  11,363     5,485
     Amortization of film contract rights and consulting/
         non-compete contracts included in
         operating expenses                                        2,846                   1,195     2,352
     Amortization of debt issue costs, debt discounts and
         warrants                                                  3,945                     ---     ---
     Payments on film contract liabilities                        (2,290)                 (1,246)   (2,117)
     Payments on consulting/non-compete contracts                   (691)                   (336)     (351)
     Provision for losses on accounts receivable                     387                     623       (69)
     Provision for deferred income taxes                         (35,789)                    (51)     (369)
     Loss on sale of property, plant and equipment                 1,066                     ---       856
     Changes in operating assets and liabilities net of effects from the purchase and disposal of companies:
         Accounts receivable                                       6,775                   1,218     (2,351)
         Inventory and other assets                                  796                     113        605
         Accounts payable and accrued liabilities                 20,380                  19,601       (295)
         Deferred income                                           3,383                    (300)       332
                                                                --------                --------    -------
              Net cash provided by (used in)
              operating activities                               (56,313)                 20,801      4,763
                                                                --------                --------    -------
Investing Activities:
     Proceeds from (purchase of) short term investments              ---                 (29,500)    59,431
     Purchases of property, plant and equipment                   (9,875)                 (2,459)    (2,000)
     Proceeds from sale of property, plant, and equipment            425                     ---       ---
     Advance to related party                                       (600)                    ---       ---
     Proceeds from sales of discontinued operations, net
         of selling expenses                                     228,510                     ---       ---
     Increase in other assets                                       (330)                    ---        671
                                                                --------                --------    -------
         Net cash provided by (used in) investing
         activities                                              218,130                 (31,959)    58,102
                                                                --------                --------    -------
Financing Activities:
     Proceeds from issuance of warrants                            2,800                     ---        ---
     Proceeds from new debt                                      525,151                   5,000        ---
     Debt issue costs                                            (19,922)                    ---        ---
     Principal payments on long-term debt                       (639,004)                 (1,094)      (267)
                                                                --------                --------    -------
         Net cash used in financing activities                  (130,975)                  3,906       (267)
                                                                --------                --------    -------
     (Decrease) increase in cash                                  30,842                  (7,252)    62,598
Cash and cash equivalents beginning of period                     19,026                  11,425     84,069
                                                                --------                --------    -------
Cash and cash equivalents end of period                     $     49,868            $      4,173  $ 146,667
                                                                ========                ========    =======


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

                                            Nine Months Ended              Three Months Ended
                                             1996           1995           1996            1995
                                         -----------     -----------    -----------    -----------
  Revenue                                $    14,023     $    23,974    $       713    $    11,570
                                         ===========     ===========    ===========    ===========
  Operating (loss) income                $      (465)    $     2,391    $       379    $     1,263
                                         ============    ===========    ===========    ===========

3.  REFINANCING
On May 13, 1996, Park Communications, Inc. (the "Company") refinanced its existing debt through the issuance of three separate debt offerings and a short term Senior Credit Facility. The Company issued $80.0 million in principal amount of 13 3/4% Senior Pay-in-Kind Notes due 2004 (the "Offering"). Interest on such notes (the "Notes") will be payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. Through May 15, 1999, interest is payable at the option of the Company by the issuance of additional notes in lieu of cash. After May 15, 1999, interest is payable in cash. The Notes were issued with warrants entitling the holder to purchase one share of Common Stock, par value $0.0001 per share, of the Company at an exercise price of $0.01 per share. The warrants will be exercisable at any time on or after the date of the occurrence of the earliest of: (i) immediately prior to the occurrence of a Change of Control, (ii) the 180th day (or such fewer number of days as determined by the Company in its sole discretion) after the consummation of a Public Equity Offering, (iii) the 90th day after the Registration Election Date (which is on or within a date 60 days after May 15, 2001), (iv) the approval by the holders of the capital stock of the Company of any Plan of Liquidation of the Company and (v) the 180th day prior to May 15, 2004. The number of shares of Common Stock of the Company for which, and the price per share at which, a warrant is exercisable are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement. Upon exercise, the holders of warrants would be entitled in the aggregate to purchase 7% of the Common Stock of the Company on a fully diluted basis. In addition, in the event the Company does not consummate a Public Equity Offering or one or any series of substantially concurrent Strategic Equity Investments on or prior to December 31, 1997, resulting in net proceeds to the Company of $40.0 million, the Company will be obligated to issue warrants (contingent warrants) to the holders of the Notes exercisable for 3% of the Common Stock of the Company on a fully diluted basis as of the date of such issuance. The proceeds of the Offering were allocated to the Notes and warrants based on their relative fair values in the amounts of $77.2 and $2.8 million, respectively. The $2.8 million allocated to the warrants were recorded as additional paid in capital on the Company's financial statements. Concurrently with the Offering, Park Newspapers, Inc. issued $155.0 million in principal amount of 11 7/8% Senior Notes due 2004 ("Newspapers Notes") at an offering price of 100%, and Park Broadcasting, Inc. issued $241.0 million in principal amount of 11 3/4% Senior Notes due 2004 ("Broadcasting Notes") at an offering price of 97.49% or $235.0 million. Such discount on the Broadcasting Notes will be amortized over the life of the Broadcasting Notes using the effective yield method. Interest on the Broadcasting Notes and the Newspapers Notes will be payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 1996.

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

The Notes are collateralized by a first priority security interest in and lien on the capital stock of Park Newspapers, Inc. and Park Broadcasting, Inc. The Notes, Broadcast Notes and Newspaper Notes were issued under indentures containing covenants which, among other things, limit or restrict the Company's ability to incur additional indebtedness, pay cash dividends or make other payments affecting restricted subsidiaries, sell assets, incur liens, make capital contributions, change lines of business and enter into transactions with affiliates.

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

4.  SALE OF COMPANY
On July 19, 1996, the stockholders of Park Acquisitions, Inc., the sole stockholder of the Company, agreed to sell 100% of their stock in a cash merger to Media General, Inc. for total consideration of approximately $710.0 million. Consummation of the merger is subject to certain conditions, including receipt of the consent of the Federal Communications Commission to the transfer of control. The consent of FCC transfer of control occurred on December 10, 1996. The sale of the Company would constitute a change of control as contemplated by the Notes and the related warrant agreement as discussed in Note 3.

5.  COMMITMENTS
The board of directors and shareholders of the Company, on July 22, 1996, approved termination benefits totaling $2,917,000 to be paid to certain employees. Such payments are contingent on the closing of the business combination with Media General, Inc. and the employees remaining with the Company through the consummation date. The Company's liability for termination benefits will be recognized in the Company's financial statements when the business combination is consummated.

6.  SUBSEQUENT EVENTS
On October 10, 1996, the Company exchanged (i) $236,000,000 in principal amount of its Park Broadcasting, Inc. Series B 11 3/4% Senior Notes due 2004 (the "PBI Series B Notes") for a like amount of its 11 3/4% Senior Notes due 2004 (the "PBI Initial Notes"), (ii) $155,000,000 in principal amount of its Park Newspapers, Inc. Series B 11

7/8% Senior Notes due 2004 (the "PNI Series B Notes") for a like amount of its 11 7/8% Senior Notes due 2004 (the "PNI Initial Notes"), and (iii) $80,000,000 in principal amount of its Park Communications, Inc. Series B 13 3/4% Senior Pay-in-Kind Notes due 2004 (the "PCI Series B Notes") for a like amount of its 13 3/4% Senior Pay-in-Kind Notes due 2004 (the "PCI Initial Notes").

The exchange was made in connection with the Company's exchange offers made pursuant to a Prospectus for each issue, dated September 6, 1996. The form and term of the PBI Series B Notes, the PNI Series B Notes and the PCI Series B Notes are the same as the form and terms of the PBI Initial Notes, the PNI Initial Notes and the PCI Initial Notes, respectively, which they replace, except that each Series B note bears the "Series B" designation and each issue has been registered under the Securities Act of 1933, as amended, and therefore, do not bear legends restricting their transfer. $5,000,000 in principal amount of the PBI Initial Notes were not tendered by holders of the PBI Initial Notes in their exchange offer and, therefore, remain outstanding.

7.  CONTINGENCIES
The Company is subject to lawsuits, investigations and claims arising out of the normal course of its business, including those relating to commercial transactions as set forth below.

The Company's Birmingham television station is one of 23 named defendants in a class action lawsuit filed against all of the television stations in Alabama based upon advertising placed during the general election of 1992. The complaint alleged the defendant television stations overcharged the plaintiffs by failing to give political candidates the "lowest unit rate" for campaign advertising. The complaint seeks an unspecified amount of compensatory and punitive damages. Although the case has been pending for nearly 5 years, it is still in the initial stages and very little discovery has been undertaken. Legal counsel to the Company has not been able to form an opinion on the merits of the claims due to the early state of discovery. However, management believes that the outcome of such claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows and intends to vigorously contest the claims made by the plaintiffs in such litigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                    Park Communications, Inc.


January 21, 1997                                     /s/ MARSHALL N. MORTON
-----------------------                             ---------------------------
                                                    Marshall N. Morton
                                                    Treasurer